Form 10-Q
period 1995-03-31
REXWORKS INC
filed 1995-05-15
CIK 811432

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

      (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-15836

                                 REXWORKS INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                                       39-1406918
- --------------------------------------------------          --------------------------------------------------
          (State of other jurisdiction of                         (I.R.S. Employer Identification No.)
           incorporation or organization)

              445 West Oklahoma Avenue
                  Milwaukee, WI                                                   53207
- ---------------------------------------------------         ---------------------------------------------------
      (Address of principal executive office)                                   (Zip Code)

                   P.O. Box 2037
                    Milwaukee, WI                                                 53201
- --------------------------------------------------         ---------------------------------------------------
(Mailing address of principal executive office)                                (Zip Code)



Registrant's telephone number, including area code:  414-747-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  X             NO ___

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 1995.

                Common Stock, $0.12 par value:  1,884,332 shares

                         PART 1.  FINANCIAL INFORMATION



Item 1.  Financial Statements.

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these interim financial statements be read in conjunction with the financial statements for the years ended December 31, 1994 and 1993 and notes thereto, included in the Company's 1994 Form 10K.

REXWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                      UNAUDITED
                                                      March 31         December 31
                    ASSETS                              1995             1994
- ----------------------------------                ---------------  ---------------
CURRENT ASSETS:

 Cash                                                   $24,000          $10,000

 Accounts receivable                                  8,614,000        7,752,000

 Inventories                                          9,973,000       10,046,000

 Other current assets                                    96,000          267,000

                                                 ---------------  ---------------

    Total current assets                             18,707,000       18,075,000
                                                 ---------------  ---------------

DEFERRED INCOME TAX BENEFIT                             535,000          535,000

NONCOMPETE AGREEMENT                                  2,260,000        2,407,000

OTHER ASSETS                                          1,073,000        1,104,000

PROPERTY, PLANT AND EQUIPMENT:

 Land                                                    36,000           36,000

 Buildings and land improvements                      1,282,000        1,282,000

 Machinery and equipment                              5,612,000        5,481,000
                                                 ---------------  ---------------
                                                      6,930,000        6,799,000
 Less accumulated depreciation                       (4,179,000)      (4,004,000)
                                                 ---------------  ---------------
 Net property, plant and equipment                    2,751,000        2,795,000
                                                 ---------------  ---------------

    TOTAL ASSETS                                    $25,326,000      $24,916,000
                                                 ===============  ===============

The accompanying notes to consolidated financial statements are an integral part of these statements

REXWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                      UNAUDITED
                LIABILITIES AND                       March 31         December 31
           STOCKHOLDERS' INVESTMENT                     1995             1994
- -----------------------------------------------    ---------------  ---------------
CURRENT LIABILITIES:
 Current portion of long-term debt                   $2,950,000       $2,980,000
 Accounts payable--trade                              5,240,000        4,599,000
 Accrued expenses:
  Salaries, wages and other
   compensation related benefits                        628,000          980,000
  Warranty claims                                     1,412,000        1,296,000
  Product liability defense                           1,659,000        1,550,000
  Other                                                 395,000          305,000
 Deferred income taxes                                  207,000          207,000
 Advances from customers                                101,000          104,000
                                                 ---------------  ---------------
    Total current liabilities                        12,592,000       12,021,000
                                                 ---------------  ---------------
LONG-TERM DEBT                                        4,514,000        4,753,000
                                                 ---------------  ---------------
    Total liabilities                                17,106,000       16,774,000
                                                 ---------------  ---------------

STOCKHOLDERS' INVESTMENT:

 Common stock, $.12 par value, 4,300,000
  shares authorized, 1,886,668 and 1,858,021
  shares issued and outstanding, respectively           226,000          223,000
 Additional paid-in capital                           6,995,000        6,936,000
 Treasury stock                                         (26,000)         (26,000)
 Retained earnings                                    1,025,000        1,009,000
                                                 ---------------  ---------------
    Total stockholders' investment                    8,220,000        8,142,000
                                                 ---------------  ---------------
TOTAL LIABILITIES AND STOCK-
 HOLDERS' INVESTMENT                                $25,326,000      $24,916,000
                                                 ===============  ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

REXWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (UNAUDITED)


                                                  Three months      Three months
                                                      ended             ended
                                                 Mar. 31, 1995      Mar. 31, 1994
                                                 ---------------  ----------------
Net sales                                           $13,718,000      $12,467,000
Cost of sales                                        10,762,000        9,848,000
                                                 ---------------  ---------------
  GROSS PROFIT                                        2,956,000        2,619,000

Selling, general and
 administrative expenses                              2,745,000        2,109,000
                                                 ---------------  ---------------
  INCOME FROM OPERATIONS                                211,000          510,000

Interest expense                                       (212,000)        (165,000)
Other income                                             27,000           38,000
                                                 ---------------  ---------------
  INCOME BEFORE PROVISION
   FOR INCOME TAXES                                      26,000          383,000

Provision for income taxes                               10,000          157,000
                                                 ---------------  ---------------
  NET INCOME                                             16,000          226,000

Retained earnings,
 beginning of period                                  1,009,000         (152,000)
                                                 ---------------  ---------------
RETAINED EARNINGS, END OF PERIOD                     $1,025,000          $74,000
                                                 ---------------  ---------------
NET INCOME PER SHARE:                                     $0.01            $0.11
                                                 ---------------  ---------------
Weighted average number of common
 shares outstanding                                   1,944,752        1,969,041
                                                 ===============  ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

REXWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Three months     Three months
                                                                 ended            ended
                                                             March 31, 1995   March 31, 1994
- -----------------------------------------------             ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $16,000         $226,000
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
   Depreciation and amortization                                 358,000          310,000
   Provision for deferred income taxes                            10,000          157,000
   Changes in assets and liabilities:
    (Increase) in accounts receivable                           (862,000)      (1,741,000)
    (Increase) decrease in inventories                            73,000         (371,000)
    Decrease in other current assets                             171,000          148,000
    Net increase in accounts payable, accrued
     expenses and advances from customers                        601,000          717,000
                                                          ---------------  ---------------
Net cash provided by (used for) operating activities             367,000         (554,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                            (146,000)        (126,000)
                                                          ---------------  ---------------
Net cash (used for) investing activities                        (146,000)        (126,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under
 line-of-credit agreement                                       (269,000)         691,000
Noncompete liability principal payments                                0          (41,000)
Exercise of stock options                                         62,000           30,000
                                                          ---------------  ---------------
Net cash provided by (used for) financing activities            (207,000)         680,000
                                                          ---------------  ---------------
Net increase in cash                                              14,000                0

CASH AT BEGINNING OF YEAR                                         10,000           10,000
                                                          ---------------  ---------------
CASH AT END OF QUARTER                                           $24,000          $10,000
                                                          ===============  ===============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Interest paid                                                  $173,000         $267,000
 Income taxes paid                                                10,000                0

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1995 AND 1994

(1) In the opinion of management, all adjustments (consisting of only normal recurring adjustments) which were necessary to a fair statement of the results of the interim periods have been included in the preceding financial statements. However, the results of operations for the three month period ended March 31, 1995 are not necessarily indicative of results to be expected for the year. Certain items, including income taxes, LIFO charges and various other accruals are included in these statements based on current estimates for the entire year.


(2)  Inventories

     Substantially all inventories are stated at cost which does not exceed market, determined on the last-in, first-out (LIFO) basis. Inventory amounts as of March 31, 1995 and December 31, 1994 are as follows:


                                                         March 31           December 31
                                                           1995                1994
                                                     ----------------    ----------------
    At lower of cost (FIFO) or market:
      Raw materials                                          $299,000          $  335,000
      Work-in-process and components                        5,176,000           6,035,000
      Finished goods                                        6,480,000           5,649,000
                                                          -----------        ------------
                                                           11,955,000          12,019,000
    Excess of FIFO over LIFO cost                          (1,982,000)         (1,973,000)
                                                          ------------       -------------

    Total inventories at LIFO                              $9,973,000         $10,046,000
                                                          ===========        ============


(3)  Debt as of March 31, 1995 and December 31, 1994 is as follows:

                                                                    March 31            December 31
                                                                      1995                  1994
                                                                 --------------        --------------
   Borrowings under line-of-credit agreement                       $6,076,000           $6,345,000

   Liability for noncompete payments to be
    made to Norkot's sole shareholder                               1,388,000            1,388,000
   Less:  Current portion                                          (2,950,000)          (2,980,000)
                                                                   -----------          -----------

   Long term portion of debt                                      $4,514,000            $4,753,000
                                                                  ===========           ===========

(4)  Legal Proceedings

     Product liability claims against the Company arise from time to time in the ordinary course of business. As explained more fully in the Company's 1994 Form 10K, Rexworks is self-insured against product liability claims, because, in the opinion of management, the premiums the Company would pay for insurance are not justified by the Company's historical loss experience. The Company is currently party to a number of legal proceedings involving product liability claims in a number of states, some of which involve significant claims. These proceedings are now pending before courts in various stages or are in discovery stages. In most instances, pending claims allege the Company produced faulty product which led to injury. The Company generally denies liability and intends to vigorously defend these proceedings.

     There is an inherent uncertainty as to the eventual resolution of unsettled claims. However, in the opinion of management, based in part on advice from its outside legal counsel, any costs, losses and settlements with respect to existing claims in excess of established reserves will not have a material impact on the Company's operating income or financial condition.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following comments are provided to assist in the understanding of the Company's operations as set forth in the consolidated financial statements.


                        ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capitalization

Working capital and current ratio are financial measurements that provide an indication of the Company's ability to meet its short-term obligations. This data at March 31, 1995 and December 31, 1994 is as follows:

                                             March 31                       December 31
                                               1995                            1994
                                         ---------------                 ----------------
Current Assets                             $18,707,000                      $18,075,000
Current Liabilities                         12,592,000                       12,021,000

Working Capital                              6,115,000                        6,054,000

Current Ratio                                  1.5                              1.5

At March 31, 1995 the Company had $3,924,000 of borrowings available under its line-of-credit facility. In management's opinion, anticipated future cash generated from operations and the existing credit facility will be sufficient to meet the Company's short and long term needs for working capital and required capital additions.


                             RESULTS OF OPERATIONS

The First Quarter, 1995 Compared To The First Quarter, 1994

Net sales for the first quarter of 1995 increased $1,251,000 (10.0%) compared to the first quarter of 1994 due to continued strong market demand for the Company's Trashmaster landfill compactor product line, particularly the Company's largest model, the 3-90C. In addition, the Company experienced strong demand in its truck mounted concrete mixer product line.

Management anticipates soft market demand for its higher margin Trashmaster and Maxigrind products during the remainder of 1995 and continued strong demand for its lower margin truck mounted concrete mixers.

Gross profit increased $337,000 to $2,956,000 in the first quarter of 1995 from the $2,619,000 reported in the first quarter of 1994. Gross profit as a percentage of net sales increased to 21.5% compared to 21.0% for the first quarter of 1994. During the fist quarter of 1995, a greater percentage of the Company's sales were in the Company's lower margin products compared to the first quarter of 1994. This change in sales mix was more than offset by improved manufacturing productivity.

Selling, general and administrative expenses increased $636,000 (30.2%) to $2,745,000 for the three months ended March 31, 1995 compared to the same period in 1994 due primarily to additional marketing, service, new product introduction and engineering expenses. In addition, the Company incurred higher warranty expenses.

Interest expense increased $47,000 (28.5%) during the three month period ended March 31, 1995, compared to the same period in 1994 due to higher average borrowings and interest rate increases.

                           PART II. OTHER INFORMATION

NONE


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   REXWORKS INC.


        May 12, 1995                           /s/ Thomas D. Lauerman
- ---------------------------------      -------------------------------------
            Date                                 Thomas D. Lauerman
                                                  Vice President
                                            and Chief Financial Officer



        May 12, 1995                         /s/ Michael C. Hadjinian
- ---------------------------------     ---------------------------------------
            Date                                Michael C. Hadjinian
                                              President, Chairman and
                                              Chief Executive Officer