Form 10-Q
period 1995-06-30
REXWORKS INC
filed 1995-08-14
CIK 811432

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                  (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-15836

                                 REXWORKS INC.
    --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                          39-1406918
---------------------------------------                 ---------------------
    (State of other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

       445 West Oklahoma Avenue
            Milwaukee, WI                                      53207
---------------------------------------                 ---------------------
(Address of principal executive office)                      (Zip Code)

         P.O. Box 2037
         Milwaukee, WI                                          53201
---------------------------------------                 ---------------------
(Mailing address of principal executive office)               (Zip Code)


Registrant's telephone number, including area code:  414-747-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  __X__             NO _____

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1995.

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

REXWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                    UNAUDITED
                                                     June 30         December 31
                    ASSETS                             1995             1994
-----------------------------------------------  ---------------  ---------------
CURRENT ASSETS:

 Cash                                                   $10,000          $10,000

 Accounts receivable                                  7,634,000        7,752,000

 Inventories                                         12,069,000       10,046,000

 Other current assets                                    80,000          267,000

                                                 ---------------  ---------------

    Total current assets                             19,793,000       18,075,000
                                                 ---------------  ---------------

DEFERRED INCOME TAX BENEFIT                             535,000          535,000

NONCOMPETE AGREEMENT                                  2,260,000        2,407,000

OTHER ASSETS                                            895,000        1,104,000

PROPERTY, PLANT AND EQUIPMENT:

 Land                                                    36,000           36,000

 Buildings and land improvements                      1,282,000        1,282,000

 Machinery and equipment                              5,761,000        5,481,000
                                                 ---------------  ---------------
                                                      7,079,000        6,799,000
 Less accumulated depreciation                       (4,334,000)      (4,004,000)
                                                 ---------------  ---------------
 Net property, plant and equipment                    2,745,000        2,795,000
                                                 ---------------  ---------------

    TOTAL ASSETS                                    $26,228,000      $24,916,000
                                                 ===============  ===============

The accompanying notes to consolidated financial statements are an integral part of these statements

REXWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                    UNAUDITED
                LIABILITIES AND                      June 30        December 31
           STOCKHOLDERS' INVESTMENT                   1995             1994
-----------------------------------------------  ---------------  ---------------

CURRENT LIABILITIES:
 Current portion of long-term debt                   $3,849,000       $2,980,000
 Accounts payable--trade                              5,338,000        4,599,000
 Accrued expenses:
  Salaries, wages and other
   compensation related benefits                      1,100,000          980,000
  Warranty claims                                     1,446,000        1,296,000
  Product liability defense                           1,665,000        1,550,000
  Other                                                 459,000          305,000
 Deferred income taxes                                        0          207,000
 Advances from customers                                 40,000          104,000
                                                    ------------     ------------
    Total current liabilities                        13,897,000       12,021,000
                                                    ------------     ------------
LONG-TERM DEBT                                        4,514,000        4,753,000
                                                    ------------     ------------
    Total liabilities                                18,411,000       16,774,000
                                                    ------------     ------------

STOCKHOLDERS' INVESTMENT:

 Common stock, $.12 par value, 4,300,000
  shares authorized, 1,886,668 and 1,858,021
  shares issued and outstanding, respectively           226,000          223,000
 Additional paid-in capital                           6,995,000        6,936,000
 Treasury stock                                         (26,000)         (26,000)
 Retained earnings                                      622,000        1,009,000
                                                    ------------     ------------
    Total stockholders' investment                    7,817,000        8,142,000
                                                    ------------     ------------
TOTAL LIABILITIES AND STOCK-
 HOLDERS' INVESTMENT                                $26,228,000      $24,916,000
                                                    ============     ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

REXWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (UNAUDITED)


                                                  Three months     Three months      Six months       Six months
                                                      ended            ended            ended            ended
                                                 June 30, 1995    June 30, 1994    June 30, 1995    June 30, 1994
                                                 --------------------------------- -------------------------------
Net sales                                           $13,679,000      $13,612,000      $27,398,000      $26,079,000
Cost of sales                                        11,267,000       10,773,000       22,029,000       20,621,000
                                                    ------------     ------------     ------------     ------------
  GROSS PROFIT                                        2,412,000        2,839,000        5,369,000        5,458,000

Selling, general and
 administrative expenses                              2,733,000        2,322,000        5,477,000        4,431,000
                                                    ------------     ------------     ------------     ------------
  INCOME (LOSS) FROM OPERATIONS                        (321,000)         517,000         (108,000)       1,027,000

Interest expense                                       (234,000)        (173,000)        (446,000)        (338,000)
Other income (expense)                                  (96,000)          58,000          (69,000)          96,000
                                                    ------------     ------------     ------------     ------------
  INCOME (LOSS) BEFORE PROVISION
   (CREDIT) FOR INCOME TAXES                           (651,000)         402,000         (623,000)         785,000

Provision (credit) for income taxes                    (248,000)         166,000         (236,000)         323,000
                                                    ------------     ------------     ------------     ------------
  NET INCOME (LOSS)                                    (403,000)         236,000         (387,000)         462,000

Retained earnings,
 beginning of period                                  1,025,000           74,000        1,009,000         (152,000)
                                                    ------------     ------------     ------------     ------------
RETAINED EARNINGS, END OF PERIOD                       $622,000         $310,000         $622,000         $310,000
                                                    ============     ============     ============     ============
NET INCOME (LOSS) PER SHARE:                             ($0.21)           $0.12           ($0.20)           $0.23
                                                    ============     ============     ============     ============
Weighted average number of common
 shares outstanding                                   1,945,845        1,982,210        1,945,298        1,975,626
                                                    ============     ============     ============     ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

REXWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   Six months       Six months
                                                      ended            ended
                                                  June 30, 1995    June 30, 1994
-----------------------------------------------  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     ($387,000)      $  462,000
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                         691,000          622,000
  Gain on sale of equipment                              (1,000)         (22,000)
  Provision (credit) for deferred income taxes         (207,000)         273,000
  Changes in assets and liabilities:
   Sale of accounts receivable                        2,211,000                0
   (Increase) in accounts receivable                 (2,093,000)      (2,971,000)
   (Increase) in inventories                         (2,023,000)      (1,718,000)
   Decrease in other current assets                     187,000          170,000
   Net increase in accounts payable, accrued
    expenses and advances from customers              1,214,000        2,041,000
                                                    ------------     -----------
Net cash (used for) operating activities               (408,000)      (1,143,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                   (285,000)        (301,000)
Proceeds from the sale of equipment                       1,000           22,000
                                                    ------------     -----------
Net cash (used for) investing activities               (284,000)        (279,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit
 agreement                                              630,000        1,531,000
Noncompete liability principal payments                       0         (139,000)
Exercise of stock options                                62,000           30,000
                                                    ------------     -----------
Net cash provided by financing activities               692,000        1,422,000
                                                    ------------     -----------
Net increase in cash                                          0                0

CASH AT BEGINNING OF YEAR                                10,000           10,000
                                                    ------------     -----------
CASH AT END OF QUARTER                               $   10,000       $   10,000
                                                    ------------     -----------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Interest paid                                       $  376,000       $  355,000
 Income taxes paid                                       44,000           50,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1995 and 1994

(1) In the opinion of management, all adjustments (consisting of only normal recurring adjustments) which were necessary to a fair statement of the results of the interim periods have been included in the preceding financial statements. However, the results of operations for the three and six month periods ended June 30, 1995 are not necessarily indicative of results to be expected for the year. Certain items, including income taxes, LIFO charges and various other accruals are included in these statements based on current estimates for the entire year.

(2)      Inventories

         Substantially all inventories are stated at cost which does not exceed market, determined on the last-in, first-out (LIFO) basis.
         Inventory amounts as of June 30, 1995 and December 31, 1994 are as follows:

                                                                 June 30                December 31
                                                                  1995                     1994
                                                              -------------            ------------
          At lower of cost (FIFO) or market:
             Raw materials                                       $  263,000              $  335,000
             Work-in-process & components                         7,167,000               6,035,000
             Finished goods                                       6,630,000               5,649,000
                                                              -------------           -------------
                                                                 14,060,000              12,019,000

          Excess of FIFO over LIFO cost                          (1,991,000)             (1,973,000)
                                                              -------------           -------------

          Total inventories at LIFO                             $12,069,000             $10,046,000
                                                              =============           =============



(3)      Debt

         Debt as of June 30, 1995 and December 31, 1994 is as follows:

                                                                  June 30               December 31
                                                                   1995                    1994
                                                               ------------             -----------

          Borrowings under line-of-credit                        $6,975,000              $6,345,000
          agreement

          Liability for noncomplete payments to
             be made to Norkot's sole shareholder                 1,388,000               1,388,000

          Less:  Current portion                                 (3,849,000)             (2,980,000)
                                                                -----------             -----------

          Long term portion of debt                              $4,514,000              $4,753,000
                                                                ===========             ===========

(4)      Legal Proceedings

         Product liability claims against the Company arise from time to time in the ordinary course of business. As explained more fully in the Company's 1994 Form 10K, Rexworks is self-insured against product liability claims, because, in the opinion of management, the premiums the Company would pay for insurance are cost prohibitive and not justified by the Company's historical loss experience. The Company is currently party to a number of legal proceedings involving product liability claims in a number of states, some of which involve significant claims. These proceedings are now pending before courts in various stages or are in discovery stages. In most instances, pending claims allege the Company produced faulty product which led to injury. The Company generally denies liability and intends to vigorously defend these proceedings, but considers settlements where appropriate.

         There is an inherent uncertainty as to the eventual resolution of unsettled claims. However, in the opinion of management, based in part on advice from its outside legal counsel, any costs, losses and settlements with respect to existing claims in excess of established reserves will not have a material impact on the Company's operating income.

(5)      Sale of Receivables

         In the second quarter of 1995, the Company entered into an agreement with its bank to sell up to $6.0 million of receivables due in January 1996 to the bank with full recourse at a discount rate of prime plus 1.25%. As of June 30, 1995 the Company sold $2,211,000 of receivables to the bank. The Company recorded a $113,000 loss on the sale of receivables which is included in Other Income (Expense) in the second quarter of 1995.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following comments are provided to assist in the understanding of the Company's operations as set forth in the consolidated financial statements.

                        ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capitalization

Working capital and current ratio are financial measurements that provide an indication of the Company's ability to meet its short-term obligations. This data at June 30, 1995 and December 31, 1994 is as follows:

                                                                   June 30                   December 31
                                                                     1995                        1994
                                                                  -----------                -----------
                                   Current Assets                 $19,793,000                $18,075,000

                                   Current Liabilities             13,897,000                 12,021,000

                                   Working Capital                  5,896,000                  6,054,000

                                   Current Ratio                          1.4                        1.5


Inventories were higher at June 30, 1995 compared with December 31, 1994 due to differences in product mix between the Company's production plans compared to actual market demand in the first six months of 1995. The increase in inventory resulted in increased borrowings on the Company's line-of-credit facility at June 30, 1995 compared to December 31, 1994.

At June 30, 1995 the Company had $3,025,000 of borrowings available under its line-of-credit facility. In management's opinion, anticipated future cash generated form operations and the existing credit facility will be sufficient to meet the Company's short and long term needs for working capital and required capital additions.


                             RESULTS OF OPERATIONS

The Second Quarter, 1995 Compared To The Second Quarter, 1994

Net sales for the second quarter of 1995 increased $67,000 (0.5%) compared to the second quarter of 1994. Sales of the Company's truck mounted concrete mixer product line increased significantly compared to the second quarter of 1994 due to continued strong market demand. Sales of the Company's Trashmaster landfill compactor product line were also higher, particularly sales of the Company's largest model, the 3-90C. Sales of the Company's Maxigrind materials reduction product line were down significantly in the second quarter of 1995 compared to the second quarter of 1994 due to weak market demand.

Management anticipates soft market demand for its higher margin Maxigrind products during the remainder of 1995 and continued strong demand for its truck mounted concrete mixers and Trashmaster landfill compactors.

Gross profit decreased $427,000 to $2,412,000 in the second quarter of 1995 from the $2,839,000 reported in the second quarter of 1994. Gross profit as a percentage of net sales decreased to 17.6% compared to 20.9% for the second quarter of 1994. During the second quarter of 1995, a greater percentage of the Company's sales were in the Company's lower margin products compared to the second quarter of 1994.

Selling, general and administrative expenses increased $411,000 (17.7%) to $2,733,000 for the three months ended June 30, 1995 compared to the same period in 1994 due primarily to additional marketing, new product introduction and engineering expenses. In addition, the Company incurred higher warranty, customer service and product support expenses. Management has initiated actions to reduce overhead and expense levels for the remainder of 1995.

Interest expense increased $61,000 (35.3%) during the three month period ended June 30, 1995, compared to the same period in 1994 due to higher average borrowings and interest rate increases.

In addition, in the second quarter of 1995, the Company factored $2,211,000 of accounts receivable payable in January 1996. The Company recorded a $113,000 loss on the factoring transaction which is included in Other Income (Expense) in the second quarter of 1995.

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

Net sales in the first half of 1995 increased $1,319,000 (5.1%) compared to the first half of 1994 due primarily to continued strong market demand for the Company's Trashmaster landfill compactor product line, particularly the Company's largest model, the 3-90C as well as continued strong market demand for the Company's truck mounted concrete mixer product line. Sales of the Company's Maxigrind materials reduction products were lower in the first half of 1995 compared to the first half of 1994 due to weak market demand.

Gross profit decreased $89,000 for the six months ended June 30, 1995 compared to the same period in 1994. Gross profit as a percentage of net sales decreased to 19.6% for the first six months of 1995 compared to 20.9% for the same period in 1994. During the first six months of 1995, a greater percentage of the Company's sales were in the Company's lower margin products compared to the first six months of 1994. This change in sales mix was partially offset by improvements in manufacturing productivity and manufacturing overhead expense reductions.

Selling, general and administrative expenses increased $1,046,000 (23.6%) to $5,477,000 for the six months ended June 30, 1995 compared to the same period in

1994 due to new product development and market introduction costs. In addition, the Company incurred higher warranty, customer service and product support expenses.

Interest expense increased $108,000 (32.0%) during the first six months of 1995 compared to the same period in 1994 due to higher average borrowings and interest rate increases.

The results for the first six months of 1995 also include a charge to earnings of $113,000 for loss on factoring of receivables, which is included in Other Income (Expense).

                           PART II OTHER INFORMATION

NONE


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    REXWORKS INC.


        August 14, 1995                         /s/ Thomas D. Lauerman
------------------------------------         ------------------------------
         Date                                       Thomas D. Lauerman
                                                      Vice President
                                                and Chief Financial Officer



         August 14, 1995                        /s/ Michael C. Hadjinian
------------------------------------         ------------------------------
          Date                                      Michael C. Hadjinian
                                                  President, Chairman and
                                                  Chief Executive Officer