Form 10-Q
period 1995-09-30
REXWORKS INC
filed 1995-11-15
CIK 811432

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                     (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-15836

                                 REXWORKS INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      39-1406918
----------------------------------          -----------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    445 West Oklahoma Avenue
         Milwaukee, WI                                    53207
----------------------------------          -----------------------------------
 (Address of principal executive office)               (Zip Code)

         P.O. Box 2037
         Milwaukee, WI                                    53201
----------------------------------          -----------------------------------
(Mailing address of principal executive                (Zip Code)
office)


Registrant's telephone number, including area code:  414-747-7200
                                                     ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  __X__             NO ____

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1995.

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

REXWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                     UNAUDITED
                                                    September 30      December 31
                   ASSETS                               1995             1994
--------------------------------------------      ----------------- -----------------
CURRENT ASSETS:

  Cash                                                  $10,000          $10,000
  Accounts receivable                                 8,578,000        7,752,000
  Inventories                                        11,700,000       10,046,000
  Other current assets                                   45,000          267,000
                                                  -------------     ------------
    Total current assets                             20,333,000       18,075,000
                                                  -------------     ------------
DEFERRED INCOME TAX BENEFIT                             535,000          535,000

NONCOMPETE AGREEMENT                                  2,260,000        2,407,000

OTHER ASSETS                                            717,000        1,104,000

PROPERTY, PLANT AND EQUIPMENT:

  Land                                                   36,000           36,000
  Buildings and land improvements                     1,282,000        1,282,000
  Machinery and equipment                             5,818,000        5,481,000
                                                  -------------     ------------
                                                      7,136,000        6,799,000
  Less accumulated depreciation                      (4,479,000)      (4,004,000)
                                                  -------------     ------------
  Net property, plant and equipment                   2,657,000        2,795,000
                                                  -------------     ------------
    TOTAL ASSETS                                    $26,502,000      $24,916,000
                                                  -------------     ------------

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

REXWORKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                     UNAUDITED
                                                    September 30     December 31
LIABILITIES AND STOCKHOLDERS' INVESTMENT                 1995           1994
----------------------------------------            --------------  -------------
CURRENT LIABILITIES:

  Current portion of long-term debt                  $4,102,000       $2,980,000
  Accounts payable - trade                            4,928,000        4,599,000
  Accrued expenses:
    Salaries, wages and compensation
      related benefits                                1,095,000          980,000
    Warranty claims                                   1,554,000        1,296,000
    Product liability defense                         1,713,000        1,550,000
    Other                                               661,000          305,000
  Deferred income taxes                                       0          207,000
  Advances from customers                                12,000          104,000
                                                    -----------      -----------
    Total current liabilities                        14,065,000       12,021,000
                                                    -----------      -----------
LONG TERM DEBT                                        4,514,000        4,753,000
                                                    -----------      -----------
    Total liabilities                                18,579,000       16,774,000
                                                    -----------      -----------

STOCKHOLDERS' INVESTMENT:

  Common stock, $0.12 par value, 4,300,000
    shares authorized, 1,886,668 and 1,858,021
    shares issued and outstanding, respectively         226,000          223,000
  Additional paid-in capital                          6,995,000        6,936,000
  Treasury stock                                        (26,000)         (26,000)
  Retained earnings                                     728,000        1,009,000
                                                    -----------      -----------
      Total stockholders' investment                  7,923,000        8,142,000
                                                    -----------      -----------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' INVESTMENT                        $26,502,000      $24,916,000
                                                    ===========      ===========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

REXWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (UNAUDITED)

                                      Three Months   Three Months    Nine Months     Nine Months
                                         Ended          Ended          Ended           Ended
                                      September 30   September 30    September 30   September 30
                                          1995           1994            1995           1994
                                      -------------  -------------  --------------  -------------
Net sales                              $13,397,000    $13,757,000     $40,795,000    $39,835,000
Cost of sales                           10,394,000     10,817,000      32,423,000     31,424,000
                                      -------------  -------------  --------------  -------------
  GROSS PROFIT                           3,003,000      2,940,000       8,372,000      8,411,000

Selling, general and
  administrative expenses                2,566,000      2,357,000       8,043,000      6,801,000
                                      -------------  -------------  --------------  -------------
  INCOME (LOSS) FROM OPERATIONS            437,000        583,000         329,000      1,610,000

Interest expense                          (233,000)      (181,000)       (680,000)      (519,000)
Other income (expense)                     (33,000)        52,000        (102,000)       148,000
                                      -------------  -------------  --------------  -------------
  INCOME (LOSS) BEFORE PROVISION
   (CREDIT) FOR INCOME TAXES               171,000        454,000        (453,000)     1,239,000

Provision (credit) for income taxes         65,000        186,000        (172,000)       509,000
                                      -------------  -------------  --------------  -------------
  NET INCOME (LOSS)                        106,000        268,000        (281,000)       730,000
                                      -------------  -------------  --------------  -------------
Retained earnings, beginning of period     622,000        310,000       1,009,000       (152,000)
RETAINED EARNINGS, END OF PERIOD          $728,000       $578,000        $728,000       $578,000
                                      =============  =============  ==============  =============
NET INCOME (LOSS) PER SHARE                  $0.06          $0.14          ($0.15)         $0.37
                                      =============  =============  ==============  =============
Weighted average number of common
 shares outstanding                      1,911,949      1,969,583       1,934,182      1,973,611
                                      =============  =============  ==============  =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

REXWORKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                          Nine Months   Nine Months
                                                             Ended         Ended
                                                         September 30   September 30
                                                             1995          1994
                                                         ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $ (281,000)     $730,000
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                           1,014,000       932,000
    Gain on sale of equipment                                  (2,000)      (26,000)
    Provision (credit) for deferred income taxes             (201,000)      409,000
    Changes in assets and liabilities:
     Sale of accounts receivable                            4,848,000             0
     (Increase) in accounts receivable                     (5,674,000)   (2,438,000)
     (Increase) in inventories                             (1,654,000)   (1,642,000)
     Decrease in other current assets                         222,000       143,000
     Net increase in accounts payable, accrued
      expenses and advances from customers                  1,129,000     2,188,000
                                                           -----------   -----------
Net cash provided by (used for) operating activities         (599,000)      296,000

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                         (348,000)     (518,000)
Proceeds from the sale of equipment                             2,000        26,000
                                                           -----------   -----------
Net cash (used for) investing activities                     (346,000)     (492,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreement                 883,000       403,000
Noncompete liability principal payments                             0      (207,000)
Exercise of stock options                                      62,000             0
                                                           -----------   -----------
Net cash provided by financing activities                     945,000       196,000

Net increase in cash                                                0             0

CASH AT BEGINNING OF YEAR                                      10,000        10,000
                                                           -----------   -----------
CASH AT END OF QUARTER                                        $10,000       $10,000
                                                           ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Interest paid                                               $733,000      $559,000
 Income taxes paid                                             44,000       100,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1995 and 1994

(1) In the opinion of management, all adjustments (consisting of only normal recurring adjustments) which were necessary to a fair statement of the results of the interim periods have been included in the preceding financial statements. However, the results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of results to be expected for the year. Certain items, including income taxes, LIFO charges and various other accruals are included in these statements based on current estimates for the entire year.

(2)      Inventories

         Substantially all inventories are stated at cost which does not exceed market, determined on the last-in, first-out (LIFO) basis.
         Inventory amounts as of September 30, 1995 and December 31, 1994 are as follows:

                                                              September 30             December 31
                                                                   1995                   1994
                                                              -------------           -------------
          At lower of cost (FIFO) or market:
             Raw materials                                       $  359,000              $  335,000

             Work -in-process & components                        6,475,000               6,035,000
             Finished goods                                       6,866,000               5,649,000
                                                              -------------           -------------
                                                                 13,700,000              12,019,000

          Excess of FIFO over LIFO cost                          (2,000,000)             (1,973,000)
                                                              -------------           -------------

          Total inventories at LIFO                             $11,700,000             $10,046,000
                                                                ===========             ===========

(3)      Debt

         Debt as of September 30, 1995 and December 31, 1994 is as follows:

                                                               September 30            December 31
                                                                   1995                    1994
                                                                -----------             -----------
          Borrowings under line-of-credit
          agreement                                             $7,228,000              $6,345,000

          Liability for noncomplete payments to
             be made to Norkot's sole shareholder                1,388,000               1,388,000

          Less:  Current portion                                (4,102,000)             (2,980,000)
                                                                ----------              ----------

          Long term portion of debt                             $4,514,000              $4,753,000
                                                                ==========              ==========

(4)      Legal Proceedings

         Product liability claims against the Company arise from time to time in the course of business. As explained more fully in the Company's
         1994 Form 10K, Rexworks is self-insured against product liability claims, because, in the opinion of management, the premiums the Company would pay for insurance are cost prohibitive and not justified by the Company's historical loss experience. The Company is currently party to a number of legal proceedings involving product liability claims in a number of states, some of which involve significant claims. These proceedings are now pending before courts in various stages or are in discovery stages. In most instances, pending claims allege the Company produced faulty product which led to injury. The Company generally denies liability and intends to vigorously defend these proceedings, but considers settlements where appropriate.

         There is an inherent uncertainty as to the eventual resolution of unsettled claims. However, in the opinion of management, based in part on advice from its outside legal counsel, any costs, losses and settlements with respect to existing claims in excess of established reserves will not have a material impact on the Company's operating income.

(5)      Sale of Receivables

         In the second quarter of 1995, the Company entered into an agreement with its bank to sell up to $6.0 million of receivables due in January 1996 to the bank with full recourse at a discount rate of prime plus 1.25%. As of September 30, 1995 the Company had sold $4,848,000 of receivables to the bank. The Company recorded charges of $113,000 and $80,000 in the second and third quarters of 1995, respectively, to reflect the loss on sale of receivables. This loss is included in Other Income (Expense) on the Company's Consolidated Statement of Operations.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following comments are provided to assist in the understanding of the Company's operations as set forth in the consolidated financial statements.

                        ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capitalization

Working capital and current ratio are financial measurements that provide an indication of the Company's ability to meet its short-term obligations. This data at September 30, 1995 and December 31, 1994 is as follows:

                                                  September 30              December 31
                                                      1995                      1994
                                                  ------------              ------------
                   Current Assets                 $20,333,000                $18,075,000

                   Current Liabilities             14,065,000                 12,021,000

                   Working Capital                  6,268,000                  6,054,000

                   Current Ratio                          1.4                        1.5


Inventories were higher at September 30, 1995 compared with December 31, 1994 due to differences in product mix between the Company's production plans compared to actual market demand in the first nine months of 1995. The increase in inventory resulted in increased borrowings on the Company's line-of-credit facility at September 30, 1995 compared to December 31, 1994.

At September 30, 1995 the Company had $2,772,000 of borrowings available under its line-of-credit facility. In management's opinion, anticipated future cash generated from operations and the existing credit facility will be sufficient to meet the Company's short and long term needs for working capital and required capital additions.

                             RESULTS OF OPERATIONS

The Third Quarter, 1995 Compared To The Third Quarter, 1994

Net sales for the third quarter of 1995 decreased $360,000 (2.6%) compared to the third quarter of 1994. Sales of the Company's truck mounted concrete mixer product line increased significantly compared to the third quarter of 1994 due to continued strong market demand. Sales of the Company's Maxigrind materials reduction product line were down significantly in the third quarter of 1995 compared to the third quarter of 1994 due to weak market demand.

Gross profit increased $63,000 to $3,003,000 in the third quarter of 1995 from the $2,940,000 reported in the third quarter of 1994. Gross profit as a percentage of net sales increased to 22.4% compared to 21.4% for the third quarter of 1994 due to productivity improvements and manufacturing overhead expense reductions.

Selling, general and administrative expenses increased $209,000 (8.9%) to $2,566,000 for the three months ended September 30, 1995 compared to the same period in 1994 due primarily to additional marketing, new product introduction and engineering expenses.

Interest expense increased $52,000 (28.7%) during the three month period ended September 30, 1995, compared to the same period in 1994 due to higher average borrowings and interest rate increases.

In addition, in the third quarter of 1995, the Company factored $2,637,000 of accounts receivable payable in January 1996. The Company recorded a $80,000 loss on the factoring transaction which is included in Other Income (Expense) in the third quarter of 1995.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

Net sales in the first nine months of 1995 increased $960,000 (2.4%) compared to the first nine months of 1994 due primarily to continued strong market demand for the Company's Trashmaster landfill compactor product line, particularly the Company's largest model, the 3-90C as well as continued strong market demand for the Company's truck mounted concrete mixer product line. Sales of the Company's Maxigrind materials reduction products were lower in the first nine months of 1995 compared to the first nine months of 1994 due to weak market demand.

Gross profit decreased $39,000 for the nine months ended September 30, 1995 compared to the same period in 1994. Gross profit as a percentage of net sales decreased to 20.5% for the first nine months of 1995 compared to 21.1% for the same period in 1994. During the first nine months of 1995, a greater percentage of the Company's sales were in the Company's lower margin products compared to the first nine months of 1994. This change in sales mix was partially offset by improvements in manufacturing productivity and manufacturing overhead expense reductions.

Selling, general and administrative expenses increased $1,242,000 (18.3%) to $8,043,000 for the nine months ended September 30, 1995 compared to the same period in 1994 due to new product development and market introduction costs.
In addition, the Company incurred higher warranty, customer service and product support expenses.

Interest expense increased $161,000 (31.0%) during the first nine months of 1995 compared to the same period in 1994 due to higher average borrowings and interest rate increases.

The results for the first nine months of 1995 also include a charge to earnings of $193,000 for loss on factoring of receivables, which is included in Other Income (Expense).

                           PART II OTHER INFORMATION

NONE


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         REXWORKS INC.


November 14, 1995                        /s/ Thomas D. Lauerman
-----------------                       ------------------------------
     Date                                    Thomas D. Lauerman
                                                Vice President
                                             and Chief Financial Officer



November 14, 1995                        /s/ Michael C. Hadjinian
-----------------                       ------------------------------
       Date                                  Michael C. Hadjinian
                                              President, Chairman and
                                              Chief Executive Officer