Form 10-K405
period 1995-12-31
REXWORKS INC
filed 1996-03-21
CIK 811432

                                                                 REXWORKS INC.

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                     OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 0-15836

                                REXWORKS INC.
                                -------------
           (Exact name of registrant as specified in its charter.)

         Delaware                                         39-1406918
-------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S.Employer
 incorporation or organization)                      Identification No.)

445 West Oklahoma Avenue
Milwaukee, Wisconsin                                           53207
-------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

     Registrant's telephone number, including area code:  (414) 747-7200
                                                          --------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                             Name of Each Exchange
         Title of each Class                  On Which Registered
         -----------------------------------------------------------
                NONE                                  NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        Common Stock; Par Value $.12
         -----------------------------------------------------------
                              (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    [X] Yes      [  ] No

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value on February 29, 1996 of the voting stock held by non-affiliates of the registrant was approximately $5,896,000. On February 29, 1996, there were 1,886,668 shares of registrant's common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                                  Part and Item Number of
    Document                                 Form 10-K into which Incorporated
------------------                           ---------------------------------
Rexworks Notice of Annual Meeting                    Part III, Item 10
Of Stockholders and Proxy Statement                  Part III, Item 11
for the 1996 Annual Meeting of Stockholders          Part III, Item 12

                                                             REXWORKS INC.

                                   PART I

ITEM 1. BUSINESS

INTRODUCTION

     Rexworks Inc. (the "Company") designs, manufacturers and sells truck mounted concrete mixers, compaction equipment and the Maxigrind materials reduction product. These products accounted for approximately 98% of sales in 1995. The remainder of the Company's sales are attributable to contract machining operations performed for others.

     Truck mixers are concrete mixers mounted on chassis of various manufacturers. Compaction equipment (used to compact landfills and soil) includes sanitary landfill compactors and embankment compactors. The Maxigrind product grinds and reduces the volume of a variety of materials including green waste, asphalt, demolition debris, wood products and trash. The Company's products are used to build and repair roads, bridges, airports, sewers, pipelines and other infrastructure; to compact and cover sanitary landfill sites; and to reduce the volume of grindable material.

     The Company operates in the highly competitive heavy equipment industry in which cost containment, product quality, and customer service are important factors of long term success. See "Competition".

PRODUCTS

     Construction Equipment Products accounted for 38% of the Company's revenue in 1995, 31% in 1994 and 43% in 1993.

     Waste and Recycling Products accounted for 60% of the Company's 1995 revenue, 67% in 1994 and 54% in 1993.

CONSTRUCTION EQUIPMENT PRODUCTS

     Truck Mounted Mixers. REX(R) truck mixers are rotating-drum assemblies which are mounted on trucks supplied by others. They are used to mix concrete and agitate it after it is mixed, while conveying it to the pour-site.

     The Company manufactures rear discharge truck mixers to meet varying highway weight laws and modes of operation in the ready-mix concrete industry. The two main types of truck mixers offered are the REX Premier, in 8 to 12 cubic yard sizes, and the REX Premier Booster in 10 to 12 cubic yard sizes. The Premier Booster includes a "trailing" axle at the rear of the truck to distribute the weight over a longer wheelbase. The Company also sells the REX Mark III paving mixer line for applications that demand particularly fast charging and discharge cycles. The market for truck mounted concrete mixers consists principally of ready mix concrete producers and paving contractors. By dollar volume of sales, the Company believes it is the second largest domestic manufacturer of truck-mounted rear discharge mixers.

WASTE AND RECYCLING PRODUCTS

     Landfill and Embankment Compactors. Compactors are large, heavy, specially-designed machines equipped with dozer blades and special wheels, which spread, crush and compact refuse or soil. Embankment compactors are used in compacting soil to specific densities in large earthmoving projects. Both are powered by diesel engines which the Company purchases from various suppliers.

                                                             REXWORKS INC.


     The Company manufactures four models of REX Trashmaster(TM) landfill compactors. The smallest, the REX 3-35 Trashmaster, weighs approximately 40,000 pounds and provides 370 pounds per linear inch of compaction (a measure of compactive effort over the width of the wheel). The largest, the REX 3-90C Trashmaster, weighs approximately 99,000 pounds and provides 658 pounds per linear inch of compaction. The use of landfill compactors helps extend the life of a landfill site by compacting more refuse into a given volume.

     REX Pactors are embankment compactors which are similar in design to Trashmasters but use an open-wheel design to compact heavy clay soils in construction projects. Typical uses include compaction of roadways, dams, berms, landfill liners and airport runway bases.

     The market for landfill and embankment compactors is principally private and governmental landfill site operators and earthmoving contractors. By dollar volume of sales, the Company believes it is the second largest manufacturer for the domestic market of landfill compactors. Strict environmental laws and the limited availability of landfill sites are forcing landfill operators to increase the efficiency of their facilities. Accordingly, the Company expects these markets to remain attractive in the future.

     Material Reduction Grinders. In February 1993, Rexworks purchased the rights to manufacture and market the Maxigrind materials reduction grinder product from Norkot Manufacturing Company, Inc. ("Norkot"). The Company began production at its plant in Milwaukee, Wisconsin in March 1993. The Maxigrind is a large, specially designed materials grinder used in a variety of waste disposal and recycling applications. It grinds and reduces the volume of a wide range of material including green waste, asphalt, demolition debris, wood products, shingles, gypsum and trash. The Maxigrind utilizes a hydraulic push ram feeder to force material against the machine's cutting surface and an exclusive concave system to effectively size grindable material. The Company has patents and patents pending for this unique design.

     The Maxigrind typically competes with tub grinder technology. The Company believes the machine's unique design and significant feature advantages make it a superior product over the tub grinder.

     The Company manufactures two basic Maxigrind models. One model contains a grapple mechanism that is used to load material into the machine hopper, while the other model is fed by a loader. In addition, the Company introduced a larger grinder in late 1995 called the Megagrind. This machine is roughly twice the size of the Maxigrind and used in high volume grinding applications. The Company is developing a smaller grinder to further expand the product line.

     Because the grinders can process a variety of material, their markets are wide in scope. Typical purchasers include governmental entities involved in the recycling of green waste, construction contractors interested in reducing the volume of construction waste, demolition contractors interested in reducing the bulk of demolished buildings, asphalt contractors involved in the recycling of asphalt paving into the asphalt manufacturing process, and a wide range of contract grinders involved in a variety of applications. The Company believes continued growth in the recycling industry will have a positive impact on future grinder sales.

OTHER

     Approximately 2% of the Company's revenue in 1995, (2% in 1994 and 3%
1993) was attributed to contract machining operations performed for others.

     The markets which the Company serves are generally sensitive to changes in the economy as a whole. Recessionary periods are characterized by lower construction and repair activity resulting in decreased sales. Periods of prosperity are generally characterized by increased construction and repair activity and increased sales.

                                                             REXWORKS INC.

DISTRIBUTION

     In 1995, approximately 84% of the Company's products were sold through a network of 76 domestic and 52 foreign distributors.

     Distributors generally represent several different manufacturers of equipment, with minimal competition among product lines. The Company sells its products to distributors, who in turn rent or sell the equipment to end users. The Company supports its distributors by maintaining regional sales offices in California, Colorado, Georgia, Michigan, Maine and Texas as well as its corporate headquarters and manufacturing facility in Milwaukee, Wisconsin.

     The Company believes good relationships with its distributors are important to its success. Several distributors have been selling REX products for more than 60 years. No single distributor has accounted for more than 10% of the Company's sales in any of the past three years.

SOURCES OF SUPPLY

     The Company purchases a number of components, including diesel engines, axles, bearings and transmissions, from outside suppliers. Although identical components are not always available from competing suppliers, the Company believes that comparable components are available from alternative suppliers, and as a result the Company is not dependent upon any single supplier for any of its purchased components.

PATENTS AND TRADEMARKS

     The Company holds numerous United States patents and has applications for other patents pending. The Company considers its patents to be advantageous to its business but it is not dependent on any single patent or group of patents. All of the Company's equipment is sold under the trademark REX(R), REXWORKS(R) or MAXIGRIND(R).

SEASONALITY

     The Company typically experiences a seasonal variation in its quarterly sales, with the highest sales typically occurring in the second quarter and the lowest sales generally occurring in the fourth quarter of the year.


BACKLOG

     The Company's backlog of firm orders totaled $5,868,000 and $8,359,000 at December 31, 1995 and 1994, respectively. At February 29, 1996 and February 28, 1995, backlog totaled $6,594,000 and $10,984,000, respectively.

COMPETITION

     The markets for the Company's products are highly competitive. In general, the Company competes on the basis of quality, technological expertise, performance features, product life, availability of parts and service, and responsiveness to customer's special needs, rather than competing solely on the basis of low price. Accordingly, the Company's products are not the lowest priced equipment available, instead they maintain a reputation for high quality, durability and performance.

                                                             REXWORKS INC.


ENGINEERING

     The Company employs 17 people in its engineering department, including 16 engineers, draftsmen and technical support personnel. For 1995, 1994, and 1993, the Company incurred product development, field testing and design modification expenditures of $996,000, $721,000, and $230,000, respectively.


EMPLOYEES

     As of December 31, 1995 the Company had 245 employees, 236 of whom were employed or based at its Milwaukee facility. 156 employees at the Milwaukee facility are represented by the United Steelworkers of America union. No other employee groups are unionized. Management believes labor relations are good. There have been no work stoppages since the inception of the Company in 1982.

FOREIGN SALES

     Export sales represented 17% of total sales in 1995, 11% of total sales in 1994, and 12% of total sales in 1993.

ENVIRONMENTAL MATTERS

     The Company seeks to comply in all regards with applicable federal, state, and local environmental control requirements in its operations. Compliance costs have not had a material effect upon the Company's capital expenditures, results of operations or competitive position and are not expected to have a material adverse impact in the future.

                                                             REXWORKS INC.



ITEM 2.  PROPERTIES

     The Company's Milwaukee, Wisconsin manufacturing facility (383,000 square feet) is owned by the Company and is subject to the Company's financing agreements with its principal lender. In general, the buildings are well maintained and well adapted for the purposes for which they are utilized.

     The Company manufactures all of its products and performs subcontract work at this facility. The Company currently rents approximately 33,000 square feet of space to a tenant. The lease between the Company and the tenant expires in October 1998; early termination is allowed with six months notice by either party.


ITEM 3. LEGAL PROCEEDINGS

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

     The Company does not purchase product liability insurance because, in the opinion of management, the premiums the Company would have to pay for such insurance are not justified by the Company's historical and expected future loss experience. Accordingly, all costs associated with product liability claims must be paid by the Company and are not covered by any insurance.

     As of December 31, 1995, there were 13 open product liability cases against the Company. There is a possibility that up to five of these cases, including three of the more significant cases, may come to trial in 1996. There is also the possibility that the trial dates for those cases may be postponed or the Company may consider settlement offers.

     Management believes the Company has liability defenses for each of the cases that may come to trial in 1996, but does recognize there is an inherent uncertainty as to the eventual resolution of unsettled claims. In the opinion of management, based in part on the advice of outside legal counsel, any losses with respect to existing claims in excess of established reserves will not have a material impact on the Company's operating income or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

                                                             REXWORKS INC.


EXECUTIVE OFFICERS OF REGISTRANT

     The names, ages and positions of all executive officers of the Company as of the date of this filing are listed below, together with their business
experience during the past five years.   Executive officers are elected
annually by the Board of Directors at the annual meeting of directors immediately following the annual meeting of stockholders. There are no family relationships among any of the executive officers of the Company, nor any arrangements or understanding between any such officer and another person pursuant to which he was elected as an executive officer.


NAME, AGE AND POSITION                BUSINESS EXPERIENCE
------------------------              -----------------------------------------------------------
MICHAEL C. HADJINIAN, 45              Elected Chairman of the Board, Chief Executive Officer
Chairman, President,                  and Director in February 1992 and President in 1994.  Mr.
Chief Executive Officer               Hadjinian is primarily responsible for general management
and Director                          of the company.  From 1988 until he joined the Company, Mr.
                                      Hadjinian held various senior management positions at FMC Corporation, most recently as General Manager of its Sweeper Division.

THOMAS D. LAUERMAN, 41                Mr. Lauerman is Vice President - Administration, Secretary,
Vice President-Administration,        Treasurer and Chief Financial Officer since joining the
Secretary, Treasurer and              Company in 1994.  He is primarily responsible for corporate
Chief Financial Officer               finance, data processing and human resources.  From 1980
                                      until he joined the Company Mr. Lauerman held various financial management positions at FMC Corporation, most recently as
                                      Controller of an overseas joint venture manufacturing military vehicles.

CLINTON E. VOGUS, 52                  Mr. Vogus is Vice President - Operations since joining the
Vice President -                      Company in 1994.  He is primarily responsible for the
Operations                            manufacturing, engineering and service replacement parts
                                      functions of the Company.  From 1992 until the time he joined the Company, Mr. Vogus was Vice President - Operation and
                                      Business Development for Reach All, Inc., a manufacturer of aerial devices for the utility industry.  From 1989 to 1992 Mr.
                                      Vogus was General Manager of the Chronos Richardson
                                      Division of Staveley Industries, plc.

RICHARD C. CARONE, 53                 Mr. Carone is Vice President - Marketing (since 1992).  His
Vice President -                      previous positions include Vice President of Truck Mixer Sales
Marketing                             (1995), Vice President and General Manager - Compaction Division
                                      (1989-1990) and Vice President - International Sales and Marketing
                                      (1982-1989 and 1990-1992).

CHRISTOPHER J. KLINCK, 60             Mr. Klinck is Vice President-Compaction Sales (since 1990).
Vice President -                      His previous positions include Vice President - Domestic
Compaction Sales                      Sales (1989-1990).

                                                             REXWORKS INC.


                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

     The common stock of the Company is traded on the NASDAQ Stock Market (Symbol REXW). Information as to high and low trade prices by quarter can be found in Note 12 to the financial statements on page 29 of this report. The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends during 1996. The Company's borrowing agreement, in effect through April 1998, restricts the payment of dividends. The Company's policy with respect to the payment of dividends in subsequent years has not yet been determined. As of February 29, 1996 there were approximately 1500 shareholders of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA


(in thousands)                              1995          1994           1993           1992          1991
                                            ----          ----           ----           ----          ----
Years Ended December 31:

Net sales                                 $52,479        $51,023        $41,759        $27,519       $32,931

(Loss) Income from operations                (598)         1,640            124            398        (2,045)

(Loss) Income before cumulative
  effect of accounting change                (260)         1,161           (128)           459        (1,877)

Cumulative effect of accounting
  change                                       --             --            235             --            --

Net (Loss) Income                            (260)         1,161            107            459        (1,877)

Net (Loss) Income before
cumulative effect of accounting
change per share                            (0.13)          0.59          (0.07)          0.25         (1.02)

Net (Loss) Income per share                 (0.13)          0.59           0.05           0.25         (1.02)

At end of each year:

Total assets                               28,676         24,916         20,031         13,297        16,387

Long-term debt                              4,835          4,753          5,393             --         2,675

Results for 1994 were favorably impacted by the elimination of a valuation allowance of $428,000 for deferred tax assets which was recorded in the provision for income taxes.

                                                             REXWORKS INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     For the year ended December 31, 1995, net sales increased $1,456,000 or 2.9% compared to 1994. Strong market demand resulted in increased sales of the Company's truck mounted Mixer product line and also the Trashmaster landfill compactor product line. The higher sales activity in these product lines more than offset weaker market demand and lower sales activity in the Company's Maxigrind material reduction product line.

     Gross profit increased $560,000 or 5.2% to $11,432,000 for 1995 compared to 1994. Gross profit as a percentage of sales increased to 21.8% in 1995 from 21.3% in 1994. Improved productivity and lower manufacturing spending were primarily responsible for this improvement and more than offset the negative gross profit impact of an unfavorable change in sales mix from 1994 to 1995.

     Selling, general and administrative expenses increased $1,602,000 to $10,834,000 or 17.4% in 1995 compared to 1994 due to higher expenses related to product development, new product introduction, warranty, and customer support. The majority of the increase in the product development and new product introduction expenses were associated with the grinder product line.

     Interest expense increased $208,000 in 1995 to $907,000 or 29.7% from 1994 due to higher average borrowings associated with working capital needs and higher interest rates. Other income (expense) moved from $40,000 of income in 1994 to $159,000 of expense in 1995. This swing was due to costs resulting from the sale of receivables, associated with a Trashmaster landfill compactor promotional program, under a factoring agreement with Bank One Milwaukee, N.A.

     The results for 1994 include a $428,000 credit to earnings for the elimination of a deferred tax valuation allowance. This credit is included as a reduction in the provision for income taxes on the Company's 1994 Consolidated Statement of Operations.

     The Company's backlog of firm orders totaled $5,868,000 as of December 31, 1995 compared to $8,359,000 at December 31, 1994. This decrease is due to a lower backlog for the Company's Trashmaster landfill compactor product line.


YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

     For the year ended December 31, 1994, net sales increased $9,264,000 (22.2%) compared to 1993. Strong market demand resulted in increased sales of the Company's Trashmaster landfill compactor product line, particularly the Company's largest model, 3-90C. The Company's purchase of the rights to manufacture and distribute the Maxigrind materials reduction product in February 1993 also resulted in increased sales during 1994 compared to 1993.

     Gross profit increased $2,882,000 to $10,872,000 for 1994 from $7,990,000 for 1993. Gross profit as a percentage of sales increased to 21.3% for 1994 compared to 19.1% for 1993. Sales for 1993 included several complete Maxigrind units purchased from Norkot Manufacturing Company, Inc. ("Norkot") and resold at low profit margins. In addition, factory overhead expenses were unusually high in 1993 due to start-up expenses caused by the integration of Maxigrind production into the Company's Milwaukee manufacturing

                                                             REXWORKS INC.


facility, as well as expenses and production inefficiencies related to the reorganization of the Company's manufacturing operations.

     Selling, general and administrative expenses increased $1,366,000 (17.4%) to $9,232,000 for 1994 compared to 1993 due primarily to additional selling and promotional expenses related to the Maxigrind product. Additional expenditures of $491,000 were incurred in 1994 for product design improvements and new product development compared to 1993.

     Interest expense increased $216,000 (44.7%) during 1994 compared to 1993 due to higher average borrowings resulting from the Maxigrind purchase and higher interest rates.

     The results for 1993 also include a credit to earnings of $235,000 to reflect the comulative effect of an accounting change for the Company's adoption of FASB Statement No. 109, "Accounting for Income Taxes." In conjunction with the adoption of FASB 109, the Company also established a $428,000 valuation allowance for deferred tax benefits related to net operating loss ("NOL") carryforwards. This statement requires the Company to provide a valuation allowance when it is uncertain whether some portion of the deferred tax asset (including NOL carryforwards) will be realized. During 1994, the Company used the entire amount of the NOL carryforward to offset 1994 taxable income. Accordingly, the $428,000 valuation allowance established in 1993 was eliminated with a credit to income in the fourth quarter of 1994. This credit is included as a reduction in the provision for income taxes on the Company's 1994 Consolidated Statement of Operations.

     The Company's backlog of firm orders totaled $8,359,000 as of December 31, 1994 compared to $2,933,000 at December 31, 1993. The increase was due to strong market demand for the Company's Trashmaster landfill compactor product line.

                                                             REXWORKS INC.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994


                       ANALYSIS OF FINANCIAL CONDITION

LIQUIDITY

     Working capital and current ratio are financial measurements that provide an indication of the Company's ability to meet its short-term obligations. These data at December 31, 1995 and 1994 are as follows:

                             1995          1994
                          -----------  -----------
Current Assets            $22,458,000  $18,075,000
Current Liabilities        15,897,000  $12,021,000
Working Capital             6,561,000   $6,054,000
Current Ratio                     1.4          1.5

     As of December 31, 1995 accounts receivable and inventory were both higher than the comparable amounts at December 31, 1994. The increase in accounts receivable reflects the timing of payments on a number of customer accounts; the increase in inventories reflects a higher level of finished machines in inventory. The increases in receivables and inventories resulted in increased borrowings on the Company's line-of-credit facility at December 31, 1995 compared to December 31, 1994.

     Inflation did not have a significant impact on the Company's operations in 1995 and is not expected to have a significant impact on the Company's operations in 1996.

                                                             REXWORKS INC.


CAPITALIZATION

     The following table presents the relationships between long term debt and stockholders' investment as of December 31, 1995 and 1994:


                                  1995        1994
                               ----------  ----------
Long term debt                 $4,835,000  $4,753,000
Stockholders' investment        7,944,000   8,142,000

Total long term debt as
a ratio to stockholders'
investment                            0.6         0.6

     The line-of-credit agreement between the Company and Bank One Milwaukee, N.A. (as amended) provides for borrowings up to the lesser of $10.0 million or the sum of 80% of qualified accounts receivable (as defined), 40% of FIFO inventory and a fixed asset amount. The fixed asset amount was $2,859,000 at December 31, 1995, and will be reduced by $37,000 each month thereafter. A portion of the total outstanding line ($3,000,000) carries a fixed interest rate of 9.875%; interest rates on the balance of the line vary with the prime rate. The variable rate at December 31, 1995 was 9.25%. Substantially all the Company's accounts receivable, inventories and property, plant and equipment are pledged as collateral for this debt.

     The loan agreement requires that the Company achieve agreed levels of net cash flow (as defined), and that the Company's ratio of total liabilities to tangible net worth be less than 3.0 to 1.0 at December 31, 1995 and less than
2.5 to 1.0 thereafter. The agreement also limits capital expenditures to no more than $1,000,000 in any year.

     At December 31, 1995 the Company had $1,192,000 of borrowings available under its line-of-credit facility. In management's opinion, anticipated future cash generated from operations and the amended loan agreement will be sufficient to meet the Company's short and long term needs for working capital and required capital additions.

                                                             REXWORKS INC.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Financial Statements Covered by Report of Independent Public Accountants

     Report of Independent Public Accountants
     Consolidated Balance Sheets - December 31, 1995 and 1994
     For Years Ended December 31, 1995, 1994 and 1993:
          - Consolidated Statements of Operations
          - Consolidated Statements of Stockholders' Investment
          - Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements
     Financial Statement Schedule:
          II.    Valuation and Qualifying Accounts

                                                             REXWORKS INC.


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Rexworks Inc:

     We have audited the accompanying consolidated balance sheets of Rexworks Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rexworks Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As explained in Note 5 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

     Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index on page 13 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                   /s/ Arthur Andersen LLP

                                                   ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
February 9, 1996.

                                                             REXWORKS INC.



                         REXWORKS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994




ASSETS                                     1995                   1994
------                                 ------------           ------------
CURRENT ASSETS:

Cash                                    $    10,000            $    10,000
Accounts receivable (less
reserves of $125,000 and
$150,000), respectively                  10,308,000              7,752,000
Inventories                              12,111,000             10,046,000
Other current assets                         29,000                267,000
                                       ------------           ------------
Total current assets                     22,458,000             18,075,000
                                       ------------           ------------
DEFERRED INCOME TAX BENEFIT                 694,000                535,000

NONCOMPETE AGREEMENT                      1,818,000              2,407,000

OTHER ASSETS                                981,000              1,104,000

PROPERTY, PLANT AND EQUIPMENT:

Land                                         36,000                 36,000
Buildings and land improvements           1,397,000              1,282,000
Machinery and equipment                   5,863,000              5,481,000
                                       ------------           ------------
                                          7,296,000              6,799,000
Less accumulated depreciation            (4,571,000)            (4,004,000)
                                       ------------           ------------
Net property, plant and equipment         2,725,000              2,795,000
                                       ------------           ------------
TOTAL ASSETS                            $28,676,000            $24,916,000
                                       ============           ============

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                                             REXWORKS INC.


                         REXWORKS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994
                                  (CONTINUED)




LIABILITIES AND
STOCKHOLDERS' INVESTMENT                          1995              1994
------------------------                      -----------       -----------
CURRENT LIABILITIES:

Current portion of long term debt             $ 5,362,000       $ 2,980,000
Accounts payable - trade                        5,503,000         4,599,000
Accrued expenses:
   Salaries and other benefits                    786,000           980,000
   Warranty                                     1,380,000         1,296,000
   Product liability defense                    1,560,000         1,550,000
   Other                                        1,067,000           305,000
Deferred income taxes                             156,000           207,000
Advances from customers                            83,000           104,000
                                              -----------       -----------
      Total current liabilities                15,897,000        12,021,000

LONG TERM DEBT                                  4,835,000         4,753,000
                                              -----------       -----------
      Total liabilities                        20,732,000        16,774,000

STOCKHOLDERS' INVESTMENT:

Common stock, $.12 par value,
   4,300,000 shares authorized, 1,886,668 and
   1,858,021 shares issued and outstanding,
   respectively                                   226,000           223,000
Additional paid-in capital                      6,995,000         6,936,000
Treasury stock                                    (26,000)          (26,000)
Retained earnings                                 749,000         1,009,000
                                              -----------       -----------
      Total stockholders' investment            7,944,000         8,142,000
                                              -----------       -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' INVESTMENT                      $28,676,000       $24,916,000
                                              ===========       ===========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                                             REXWORKS INC.



                         REXWORKS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                1995                   1994                 1993
                                            -----------            -----------          -----------
NET SALES                                   $52,479,000            $51,023,000          $41,759,000

COST OF SALES                                41,047,000             40,151,000           33,769,000
                                            -----------            -----------          -----------
  Gross profit                               11,432,000             10,872,000            7,990,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                    10,834,000              9,232,000            7,866,000
                                            -----------            -----------          -----------
  Income from operations                        598,000              1,640,000              124,000

OTHER (EXPENSE) INCOME:

  Interest expense                             (907,000)              (699,000)            (483,000)
  Other                                        (110,000)               260,000              130,000
                                            -----------            -----------          -----------
  (Loss) Income before income taxes            (419,000)             1,201,000             (229,000)

(CREDIT) PROVISION FOR
  INCOME TAXES                                 (159,000)                40,000             (101,000)
                                            -----------            -----------          -----------
  (Loss) Income before cumulative
   effect of accounting change                 (260,000)             1,161,000             (128,000)

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE FOR
  INCOME TAXES                                       --                     --              235,000
                                            -----------            -----------          -----------
  Net (Loss) Income                         $  (260,000)           $ 1,161,000          $   107,000
                                            ===========            ===========          ===========
PER SHARE:

  (Loss) Income before cumulative
   effect of accounting change                    (0.13)           $      0.59          $     (0.07)

  Cumulative accounting change              $        --            $        --          $      0.12
                                            -----------            -----------          -----------
  Net (Loss) Income                         $     (0.13)           $      0.59          $      0.05
                                            ===========            ===========          ===========

          The accompanying notes to consolidated financial statements are an integral part of these statements of operations.

                                                             REXWORKS INC.



                         REXWORKS INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

               FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1995


                               Common Stock       Additional Paid-in     Treasury Stock       Retained Earnings
                             Shares     Amount         Capital         Shares    Amount           (Deficit)
                            ---------  --------   ------------------   -------  ---------     -----------------
Balance December 31, 1992   1,841,984  $221,000       $6,905,000        (2,336)  $(26,000)        $ (259,000)
Net Income                         --        --               --            --         --            107,000
Exercise of Stock Options       1,037        --            3,000            --         --                 --
                            ---------  --------       ----------       -------  ---------         ----------
Balance December 31, 1993   1,843,021   221,000        6,908,000        (2,336)   (26,000)          (152,000)
Net Income                         --        --               --            --         --          1,161,000
Exercise of Stock Options      15,000     2,000           28,000            --         --                 --
                            ---------  --------       ----------       -------  ---------         ----------
Balance December 31, 1994   1,858,021   223,000        6,936,000        (2,336)    26,000          1,009,000
Net Loss                           --        --               --            --         --           (260,000)
Exercise of Stock Options      28,647     3,000           59,000            --         --                 --
                            ---------  --------       ----------       -------  ---------         ----------
Balance December 31, 1995   1,886,668  $226,000       $6,995,000        (2,336)  $(26,000)        $  749,000
                            =========  ========       ==========       =======  =========         ==========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                              REXWORKS INC.



                         REXWORKS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                      1995           1994            1993
                                                                  ------------    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) income                                                 $  (260,000)    $ 1,161,000     $   107,000
Adjustments to reconcile net income to net cash provided
  by (used for) operating activities:
  Depreciation and amortization                                     1,283,000       1,210,000       1,087,000
  Loss (gain) on sale of equipment                                     18,000          (6,000)        (37,000)
  (Credit) provision for deferred income taxes                       (210,000)         98,000        (101,000)
  Cumulative effect of accounting change                                   --              --        (235,000)
  Changes in assets and liabilities net of changes related to purchase of Maxigrind product assets in 1993:
   Increase in accounts receivable                                 (2,556,000)     (2,075,000)     (1,932,000)
   Increase in inventories                                         (2,065,000)     (2,409,000)       (686,000)
   Decrease (increase) in other assets                                237,000         (86,000)        (50,000)
   Net increase in accounts payable, accrued expenses and
   advances from customers                                          1,546,000       1,872,000         414,000
                                                                  -----------     -----------     -----------
Net cash (used for) operating activities                           (2,007,000)       (235,000)     (1,433,000)
                                                                  -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                 (523,000)     (1,026,000)       (627,000)
Proceeds from the sale of equipment                                     4,000          44,000          38,000
Purchase of Maxigrind product assets                                       --              --      (2,887,000)
                                                                  -----------     -----------     -----------
Net cash (used for) investing activities                             (519,000)       (982,000)     (3,476,000)
                                                                  -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreement                       2,464,000       1,613,000       4,732,000
Noncompete liability principal payments                                    --        (426,000)             --
Exercise of stock options                                              62,000          30,000           3,000
                                                                  -----------     -----------     -----------
Net cash provided by financing activities                           2,526,000       1,217,000       4,735,000
                                                                  -----------     -----------     -----------
Decrease in cash                                                           --              --        (174,000)
CASH AT BEGINNING OF YEAR                                              10,000          10,000         184,000
                                                                  -----------     -----------     -----------
CASH AT END OF YEAR                                               $    10,000     $    10,000     $    10,000
                                                                  ===========     ===========     ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                     $   731,000     $   818,000     $   312,000
Income taxes paid                                                      49,000         368,000              --

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                              REXWORKS INC.



                         REXWORKS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


(1) SUMMARY OF ACCOUNTING POLICIES

     Principles of Consolidation

           The consolidated financial statements include the accounts of Rexworks Inc. (the "Company") and its wholly-owned subsidiaries, Rexworks International, a Domestic International Sales Corporation, and Rexworks International Trading Corporation, a Foreign Sales Corporation. All intercompany accounts and transactions have been eliminated.

     Use of Estimates in the Preparation of Financial Statements

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Specifically, the Company has recorded a product liability reserve which could be significantly different from actual settlements as described in Note 8.

     Inventories

           Substantially all inventories are stated at cost, which does not exceed market, determined on the last-in, first-out ("LIFO") basis. Inventory costs include the costs of material, labor and direct and indirect costs of manufacturing.

           Inventory amounts as of December 31, 1995 and 1994 are as follows:


                                        1995                  1994
                                    -------------         -------------
Lower of FIFO cost or market:
  Raw materials                       $   350,000           $   335,000
  Work-in-process and components        6,780,000             6,035,000
  Finished goods                        7,431,000             5,649,000
                                      -----------           -----------
                                       14,561,000            12,019,000

Excess of FIFO over LIFO cost          (2,450,000)           (1,973,000)
                                      -----------           -----------
Total inventories at LIFO             $12,111,000           $10,046,000
                                      ===========           ===========

     Property, Plant and Equipment

           Plant and equipment is stated at cost and is depreciated over the estimated useful lives of the assets using the straight-line method. Asset lives used for financial statement purposes are:

                  Buildings and land improvements  6-20 years
                  Machinery and equipment          4-15 years

                                                              REXWORKS INC.




           Upon retirement, the asset account is reduced by the original cost and the reserve account is reduced by the accumulated depreciation. The gain or loss on disposition is reflected in current earnings. Maintenance and repair costs are charged to expense as incurred. Renewals and improvements are added to plant and equipment accounts.

           In 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which the Company will adopt on January 1, 1996. Adoption of this statement is not expected to have a significant impact on the Company's results of operations.

     Advances from Customers

           Advances from customers represent progress payments received by the Company for equipment to be delivered at a later date.

     Export Sales

           Export sales represented 17% of net sales in 1995, 11% in 1994 and 12% in 1993, respectively.

(2) NATURE OF OPERATIONS

     The Company designs, manufactures and sells truck mounted concrete mixers, compaction equipment and the Maxigrind materials reduction product as well as replacement parts for this equipment. Approximately 84% of 1995 sales (91% in 1994 and 81% in 1993) were made to equipment distributors, who in turn rent or sell equipment to end users. Approximately 13% of 1995 sales, consisting of waste and recycling products, were made to one customer.

(3) PURCHASE OF RIGHTS TO MANUFACTURE AND MARKET GRINDER PRODUCT

     In February 1993, the Company purchased the rights to manufacture and market the Maxigrind materials reduction product from Norkot Manufacturing Company, Inc. ("Norkot"). The Maxigrind product grinds and reduces the volume of a variety of materials including asphalt, demolition debris, wood products and trash. The Company paid $1.1 million in February 1993 for the technology to manufacture and market the Maxigrind product as well as for patents, trademarks, tools and fixtures. The Company also agreed to pay Norkot and its sole shareholder an additional $3,514,000 (discounted at 8%) for their agreement not to compete and to provide certain future consulting services. Of this additional amount, $1,700,000 was paid in 1993 and $426,000 was paid in 1994. The remaining future cash flows (discounted at an 8.0% interest rate) are included in long term debt and current portion of long term debt on the Company's Consolidated Balance Sheets. Scheduled future principal payments are as follows:


                1996              $  239,000
                1997                 334,000
                1998                 381,000
                1999                 434,000
                                    --------
                                  $1,388,000
                                  ==========

                                                              REXWORKS INC.



     The company allocated the purchase price of the assets acquired based on estimated fair values as follows:



            Noncompete Agreement  $3,500,000 (6 year amortization)
            Patents                  820,000 (17 year amortization)
            Other Assets             381,000 (3-10 year amortization)


     Patents are included in other assets on the Consolidated Balance Sheets. Accumulated amortization on the non-compete agreement was $1,682,000 and $1,107,000 at December 31, 1995 and 1994, respectively. Accumulated amortization on patents was $141,000 and $88,000 at December 31, 1995 and 1994, respectively.

(4) DEBT

     Debt as of December 31, 1995 and 1994 was as follows:


                                                     1995                1994
                                                  ----------          -----------
Borrowings under line-of-credit agreement         $8,809,000           $6,345,000
Liability for noncompete payments to be made to
Norkot's sole shareholder, discounted at 8%
(See Note 3)                                       1,388,000            1,388,000

Less:  Current portion                            (5,362,000)          (2,980,000)
                                                  ----------           ----------
Long term portion of debt                         $4,835,000           $4,753,000
                                                  ==========           ==========

     The Company maintains a line-of-credit agreement with Bank One Milwaukee, N.A. The agreement was originally entered into on May 31, 1990 and was most recently amended on January 31, 1996. The agreement provides for borrowings up to the lesser of $10.0 million or the sum of 80% of qualified accounts receivable (as defined), 40% of FIFO inventory, and a fixed asset amount. The fixed asset amount was $2,859,000 at December 31, 1995, and will be reduced by $37,000 each month thereafter. A portion of the total outstanding line ($3,000,000) carries a fixed interest rate of 9.875%; interest rates on the balance of the line vary with the prime rate. The variable rate at December 31, 1995 was 9.25%. Substantially all the Company's accounts receivable, inventories and property, plant and equipment are pledged as collateral for this debt.

     The loan agreement requires that the Company achieve agreed levels of Net Cash Flow (as defined), and that the Company's ratio of total liabilities to tangible net worth be less than 3.0 to 1.0 at December 31, 1995 and less than 2.5 to 1.0 thereafter. The agreement also limits capital expenditures to no more than $1,000,000 in any year.

     The amended loan agreement provides that the bank may terminate the line-of-credit at any time after April 30, 1998 upon 90 days notice to the Company.

     Management does not expect to reduce line-of-credit borrowings below $3,686,000 during 1996; therefore, that amount has been classified as long term.

                                                              REXWORKS INC.




     Additional data related to borrowings due under the line-of-credit agreement are summarized below:


                                    1995          1994
                                 ----------   ----------
At December 31:
 Unused line-of credit            $1,191,000   $2,499,000
 Interest rate                          9.25%        9.75%

For the year ended December 31:
 Maximum outstanding balance      $9,256,000   $7,132,000
 Average outstanding balance      $7,549,000   $5,886,000

     The weighted average interest rate on all borrowings was 10.2% in 1995 and 9.3% in 1994.

     Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of outstanding debt approximates its carrying value.


(5) INCOME TAXES

     Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting For Income Taxes". Under this statement, deferred income taxes are recorded on temporary differences between the book and tax basis at the tax rate expected to be in effect when the temporary differences reverse. A valuation allowance is provided when it is likely that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized. In the first quarter of 1993, the Company recorded a credit to earnings of $235,000 to reflect the cumulative effect of an accounting change for the adoption of this statement

     In 1993, the Company established a $428,000 valuation allowance for deferred tax benefits of net operating loss ("NOL") carryforwards which, as of December 31, 1993, the Company believed may not be fully realizable. During 1994, the Company used the entire amount of the NOL carryforward to offset 1994 taxable income. Accordingly, the valuation allowance established in 1993 was reversed with a credit to income in the fourth quarter of 1994. In addition, the Company assessed the likelihood of realization of deferred tax benefits for alternative minimum tax credit carryforwards recorded at December 31, 1995 based upon projected future taxable income and expects the entire amount to be realized.

                                                              REXWORKS INC.



Information with respect to the Company's income tax provisions (credits) is as follows:


                                               1995            1994               1993
                                            ---------      ----------         ----------
CURRENT:
Federal                                     $  44,000       $ 351,000                 --
State                                           7,000          19,000                 --
Tax benefit of NOL carryforwards                   --        (428,000)                --
                                            ---------       ---------          ---------
     Total current                             51,000         (58,000)                --

DEFERRED                                     (210,000)         98,000           (101,000)
                                            ---------       ---------          ---------
Total (credit) provision                    $(159,000)      $  40,000          $(101,000)
                                            =========       =========          =========

A reconciliation of the Company's effective income tax rate to the statutory federal tax rate for the years ended December 31, 1995, 1994 and 1993 is as follows:


                                            1995           1994          1993
                                          -------         ------       -------
Statutory federal income tax rate         (34.0%)          34.0%       (34.0%)
State income taxes, net of
federal benefit                            (4.0%)           3.5%        (3.6%)
Change in valuation allowance                --           (35.6%)       (6.5%)
Other                                        .1%            1.4%          --
                                          -------         -------      -------
Effective income tax rate                 (37.9%)           3.3%       (44.1%)
                                          =======         =======      =======

Temporary differences which give rise to net deferred taxes under FASB Statement No. 109 as of December 31, 1995 and 1994 are as follows:


                                                            1995                   1994
                                                           ------                 ------
Current deferred tax (liabilities) assets:
  Inventory basis                                      $(1,622,000)           $(1,657,000)
  Accruals and reserves not currently deductible         1,238,000              1,180,000
  Alternative minimum tax credit carryforwards             228,000                270,000
                                                       -----------            -----------
  Net current deferred tax (liability)                    (156,000)              (207,000)
                                                       -----------            -----------
Long term deferred tax assets:
  Property, plant and equipment                            170,000                200,000
  Intangibles                                              524,000                335,000
                                                       -----------            -----------
Net long term deferred tax asset                           694,000                535,000
                                                       -----------            -----------
Net deferred tax asset                                    $538,000               $328,000
                                                       ===========            ===========

                                                              REXWORKS INC.

(6) STOCKHOLDER'S INVESTMENT.

     In 1983, the Company established the Rexworks Inc. Employee Stock Plan (the "Plan") and Employee Stock Ownership Trust (the "Trust"). The plan is non-contributory and includes all employees who have completed one year of service. Under the plan provisions, the Company may make contributions to the Trust for the benefit of eligible employees. No contributions were made to the plan in 1995, 1994 or 1993 and the Board of Directors has not authorized any future contributions to the Plan at this time.

     Beginning in 1990, the Company granted options to purchase shares of Rexworks Inc. common stock to certain directors, officers and key employees. In 1992, the Company (with the approval of its Board of Directors) established the Rexworks Inc. Management Incentive Compensation Program (the "Program"). Program awards are in the form of cash or stock options and are based upon the Company's achievement of key financial performance measures and individual performance objectives. In February 1995, participants in aggregate were awarded $204,000 in cash and options to purchase 30,000 shares of Rexworks stock at an exercise price of $4.25 (the market value on the date of grant) for the 1994 Program. The Company recorded a $204,000 accrual at December 31, 1994 to recognize the cash expense portion of the awards. No awards were granted under the program for 1995 or 1993. The number of options granted and outstanding is summarized below:



                                           1995           1994           1993
                                         --------       --------       --------
Unexercised options as of January 1       337,060        332,060        264,000
Options granted                            30,000         20,000         70,097
Options exercised                         (28,647)       (15,000)        (1,037)
Options expired                                --             --         (1,000)
                                          -------        -------        -------
Unexercised options as of December 31     338,413        337,060        332,060
                                          =======        =======        =======
Authorized for future issuance as of
December 31                               362,000        392,000        412,000
                                          =======        =======        =======

     The exercise price of options outstanding as of December 31, 1995 ranges from $2.00 to $8.00 with a weighted average exercise price of $4.03. As of December 31, 1995, 295,080 options were fully vested and exercisable. The remaining 43,333 options outstanding at December 31, 1995 vest at various dates in 1996 and 1997. The option expiration dates range from 2000 to 2005.

     In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation. Rexworks plans to adopt the disclosure requirements of this statement, and to continue to apply the accounting provisions of Accounting Principles Board Opinion 25 to stock-based employee compensation arrangements, as is allowed by the statement. The disclosure will be adopted effective with the December 31, 1996 financial statements.

                                                              REXWORKS INC.

(7) LEASES.

     The Company has no material noncancellable operating lease arrangements with expirations of more than one year. Rental expense under various operating leases was $31,000 in 1995, $87,000 in 1994 and $83,000 in 1993.


(8) LEGAL PROCEEDINGS AND CONTINGENT LIABILITIES.

     Product liability claims against the Company arise from time to time in the ordinary course of business. The Company is currently party to a number of legal proceedings involving product liability claims in a number of states, some of which involve significant amounts. These proceedings are now pending before courts in various stages or are in discovery stages. In most instances, pending claims allege the Company produced faulty product which led to injury. The Company generally denies liability and intends to vigorously defend these proceedings.

     The Company does not purchase product liability insurance because, in the opinion of management, the premiums the Company would have to pay for insurance are not justified by the Company's historical and expected future loss experience. Accordingly, all expenses related to product liability claims must be paid by the Company and are not covered by insurance.

     The Company maintains a reserve for costs expected to arise out of known and expected product liability claims. The reserve is increased by provisions to current earnings and is decreased by payments of defense costs, settlements and judgments, if any. Activity in the reserve account is summarized as follows:


                                    1995          1994          1993
                                 ----------    ----------    ----------
Balance beginning of year        $1,550,000    $1,175,000    $1,300,000
Provisions                          793,000       707,000       699,000
Payments                           (783,000)     (332,000)     (824,000)
                                 ----------    ----------    ----------
Balance, end of year             $1,560,000    $1,550,000    $1,175,000
                                 ==========    ==========    ==========

     As of December 31, 1995, there were 13 open product liability cases against the Company. There is a possibility that up to five of these cases, including three of the more significant cases, may come to trial in 1996. There is also the possibility that the trial dates for those cases may be postponed or the Company may consider settlement offers.

     Management believes the Company has liability defenses for each of the cases that may come to trial in 1996, but does recognize there is an inherent uncertainty as to the eventual resolution of unsettled claims and the ultimate settlements could be for amounts significantly greater than recorded liabilities. In the opinion of management, based in part on advice from its outside legal counsel, any costs, losses and settlements with respect to existing claims in excess of established reserves will not have a material impact on the Company's operating income or financial condition.

                                                              REXWORKS INC.



(9) EARNINGS PER SHARE.

     The weighted average number of common shares and common share equivalents used in calculating earnings per share as of December 31 is summarized as follows:



                                                1995       1994       1993
                                             ---------  ---------  ---------
Weighted average shares outstanding          1,881,947  1,854,435  1,839,735
Assuming exercise of options reduced
 by the number of shares that could
 have been purchased at average
 market price for the year using exercise
 proceeds                                       47,867    112,828    118,706
                                             ---------  ---------  ---------
Weighted average common shares and
common share equivalents                     1,929,814  1,967,263  1,958,441
                                             =========  =========  =========

(10) RESEARCH AND DEVELOPMENT.

     The Company expenses research and development cost as incurred. These costs, net of proceeds from sales of prototypes, were $996,000, $721,000 and $230,000 in 1995, 1994 and 1993 respectively.



(11) SALES OF ACCOUNTS RECEIVABLE.

     During 1995, the Company entered into an agreement with Bank One Milwaukee, N.A. to sell, with recourse, up to $6,000,000 of certain receivables related to a Trashmaster landfill compactor promotional program. The amount of accounts receivable sold under this program totaled $5,944,000 at December 31, 1995. The costs associated with the sales were $182,000 and are included in other income and expense in the accompanying consolidated statements of income.

                                                              REXWORKS INC.


(12) QUARTERLY FINANCIAL AND STOCK PRICE INFORMATION (UNAUDITED).


Quarterly financial data for the years ended December 31, 1995 and 1994 are as follows:


1995                         First             Second           Third           Fourth             Total
----                      -----------        -----------      -----------     -----------       ------------
Net sales                 $13,718,000        $13,679,000      $13,397,000     $11,685,000        $52,479,000

Gross profit                2,956,000          2,412,000        3,003,000       3,061,000         11,432,000

Income (loss) before
  income taxes                 26,000           (651,000)         171,000          35,000           (419,000)

Net income (loss)              16,000           (403,000)         106,000          21,000           (260,000)

Net income per share:
  Primary                        0.01              (0.21)            0.06            0.01              (0.13)
  Fully diluted                  0.01              (0.21)            0.06            0.01              (0.13)

Dividends per share                --                --                --              --                 --

Trade Price:
  High                           4.88               4.38             3.75            3.13
  Low                            3.88               3.38             2.50            2.00


1994                         First             Second           Third           Fourth             Total
----                      -----------        -----------      -----------     -----------       ------------
Net sales                 $12,467,000        $13,612,000       $13,757,000     $11,188,000       $51,023,000

Gross profit                2,619,000          2,839,000         2,940,000       2,474,000        10,872,000

Income (loss) before
  income taxes                383,000            402,000           454,000         (39,000)        1,201,000

Net income                    226,000            236,000           268,000         430,000         1,161,000

Net income per
share:
  Primary                        0.11               0.12              0.14            0.22              0.59
  Fully diluted                  0.11               0.12              0.14            0.22              0.59

Dividends per share                --                 --                --              --                --

Trade Price:
  High                           6.38               5.88              5.75            5.00
  Low                            4.00               5.00              4.50            3.75

Results for the fourth quarter of 1994 were favorably impacted by the elimination of a valuation allowance of $428,000 for deferred tax assets. (See
Note 5.)

                                                              REXWORKS INC.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Incorporated herein by reference to the Election of Directors section of the Proxy Statement for the Annual Meeting of Stockholders dated April 26, 1996 (the "Proxy Statement") and Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to the Executive Compensation section of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the Security Ownership section of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as apart of this report.

1.  Financial Statements

The following Consolidated Financial Statements of Rexworks Inc. and subsidiaries at December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993, are included in Item 8 hereof:

           a. Consolidated Balance Sheets.
           b. Consolidated Statements of Operations.
           c. Consolidated Statements of Stockholders' Investment.
           d. Consolidated Statements of Cash Flows.
           e. Notes to Consolidated Financial Statements.
           f. Report of Independent Public Accountants.

Individual financial statements of the Registrant have been omitted because consolidated financial statement have been filed.

2.  Financial Statement Schedule

The financial statement schedule appended hereto, as required at December 31, 1995, 1994 and 1993 and for the years then ended, consists of the following:

                                                              REXWORKS INC.


II.  Valuation Qualifying Accounts

All other schedules have been omitted because they are not applicable, or not required, or because the required information is shown in the consolidated financial statements or notes thereto.

3.  Exhibits required to be filed by Item 601 of Regulation S-K.



Exhibit
Number          Description
-------  -----------------------------------------------------------------------------------
3.1      Restated Certificate of Incorporation.(1)
3.2      By-Laws of Company, as amended.(1)
4.1      Restated Certificate of Incorporation of the Company (same as Exhibit 3.1).(1)
4.2      Articles II, X and XI of the By-Laws of the Company (included in Exhibit 3.2).(1)
4.13     Amended and Restated Loan and Security Agreement between Bank One, Milwaukee, N.A and theCompany dated March 26, 1992.(5)
4.14     Third Amendment to Amended and Restated Loan and Security Agreement between Bank
         One, Milwaukee, N.A. and the Company dated February 2, 1993.(6)
10.1     Agreement regarding trademarks between Rexnord Inc. and the Company dated April 23,
         1982.(1)
10.4     Rexworks Inc. Employee Stock Plan as amended.(1)
10.5     Rexworks Inc. Employee Stock Ownership Trust.(1)
10.14    Employment agreement with C.J. Klinck dated February 23, 1989.(2)
10.15    Employment agreement with R.C. Carone dated February 23, 1989.(2)
10.24    Sample Stock Option Agreement.(3)
10.25    Employment agreement with M.C. Hadjinian dated February 20, 1992.(4)
10.26    Asset Purchase Agreement between the Company and Norkot Manufacturing Co., Inc. and its
         sole shareholder.(5)
10.27    Noncompetition Agreement between the Company and Norkot Manufacturing Co., Inc.(6)
10.28    Consulting and Noncompetition Agreement between the Company and the sole shareholder of
         Norkot Manufacturing Co., Inc.(6)


_________________________

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-18, Registration Number 33-12488 effective April 21, 1987.

(2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for 1988.

(3) Incorporated herein by reference to the Company's Annual Report on Form 10-K for 1990.

(4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for 1991.

(5) Incorporated herein by reference to the Company's Current Report on Form 10-K dated February 15, 1993.

(6) Incorporated herein by reference to the Company's Annual Report of Form 10-K for 1992.

(b)  Reports on Form 8-K.

Registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                                              REXWORKS INC.



                         REXWORKS INC. AND SUBSIDIARIES
                          FINANCIAL STATEMENT SCHEDULE

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                         Provisions      (Charges) Credits
                                   Balance at             Charged         for purposes for       Balance
                                  Beginning of         (Credited) to       Which Reserve        at Close
                                     Period               Earnings          was created         of Period
                                  ------------         -------------      ----------------      ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended December 31, 1995        $150,000               29,000            (54,000)            $125,000
Year Ended December 31, 1994         185,000              (76,000)            41,000              150,000
Year Ended December 31, 1993         150,000               53,000            (18,000)             185,000

                                                              REXWORKS INC.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             REXWORKS INC.

                                             By: /s/ Michael C. Hadjinian
                                             ----------------------------
                                             Chairman and Chief Executive
                                             Officer
                                             Date:  March 5, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Signature                      Title                       Date

/s/ Michael C. Hadjinian       Chairman,                   March 5, 1996
----------------------------   Chief Executive Officer
M.C. Hadjinian                 and Director


/s/ Thomas D. Lauerman         Vice President -            March 5, 1996
-------------------------      Administration, Secretary,
T.D. Lauerman                  Treasurer and Chief
                               Financial Officer


/s/ Jeffrey L. Bleustein       Director                    March 5, 1996
-----------------------------
J.L. Bleustein

/s/ Fred L. Brengel            Director                    March 5, 1996
---------------------------
F.L. Brengel

/s/ Warner C. Frazier          Director                    March 5, 1996
---------------------------
W.C. Frazier

/s/ William J. Nasgovitz       Director                    March 5, 1996
----------------------------
W.J. Nasgovitz

/s/ Richard A. Van Deuren      Director                    March 5, 1996
---------------------------
R.A. Van Deuren