Form 10-Q
period 1996-03-31
REXWORKS INC
filed 1996-05-14
CIK 811432

                                                                   REXWORKS INC.



                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-15836

                                 REXWORKS INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                         39-1406918
- --------------------------------            ------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   445 West Oklahoma Avenue
         Milwaukee, WI                                     53207
- ---------------------------------------          -----------------------
(Address of principal executive office)                  (Zip Code)

          P.O. Box 2037
          Milwaukee, WI                                   53201
- ---------------------------------------          -----------------------
(Mailing address of principal executive                 (Zip Code)
office)



Registrant's telephone number, including area code:  414-747-7200
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

                           YES  X             NO
                               ---               ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1996.

                Common Stock, $0.12 par value:  1,886,668 shares

                                                                   REXWORKS INC.

                         PART 1.  FINANCIAL INFORMATION



Item 1.  Financial Statements.

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these interim financial statements be read in conjunction with the financial statements for the years ended December 31, 1995 and 1994 and notes thereto, included in the Company's 1995 Form 10K.

                         REXWORKS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                              UNAUDITED
                                                               March 31        December 31
ASSETS                                                           1996             1995
                                                             -----------      -----------
CURRENT ASSETS:

Cash                                                         $     8,000      $    10,000
Accounts receivable (less reserves of $125,000)               10,309,000       10,308,000
Inventories                                                   13,595,000       12,111,000
Other current assets                                              30,000           29,000

                                                             -----------      -----------
Total current assets                                          23,942,000       22,458,000
                                                             -----------      -----------

DEFERRED INCOME TAX BENEFIT                                      694,000          694,000

NONCOMPETE AGREEMENT                                           1,671,000        1,818,000

OTHER ASSETS                                                     950,000          981,000

PROPERTY, PLANT AND EQUIPMENT:

Land                                                              36,000           36,000
Buildings and land improvements                                1,397,000        1,397,000
Machinery and equipment                                        6,056,000        5,863,000

                                                             -----------      -----------
                                                               7,489,000        7,296,000

Less accumulated depreciation                                 (4,722,000)      (4,571,000)

                                                             -----------      -----------
Net property, plant and equipment                              2,767,000        2,725,000

                                                             -----------      -----------
TOTAL ASSETS                                                 $30,024,000      $28,676,000
                                                             ===========      ===========



          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         REXWORKS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                  (Continued)


                                                              UNAUDITED
LIABILITIES AND                                                March 31        December 31
STOCKHOLDERS' INVESTMENT                                         1996             1995
                                                             -----------      -----------
CURRENT LIABILITIES:

Current portion of long term debt                            $ 5,360,000      $ 5,362,000
Accounts payable - trade                                       7,420,000        5,503,000
Accrued Expenses:
  Salaries, wages and other
    compensation related benefits                                795,000          786,000
  Warranty                                                     1,327,000        1,380,000
  Product liability defense                                    1,670,000        1,560,000
  Other                                                          535,000        1,067,000
Deferred income taxes                                            250,000          156,000
Advances from customers                                           32,000           83,000

                                                             -----------      -----------
   Total current liabilities                                  17,389,000       15,897,000

LONG TERM DEBT                                                 4,502,000        4,835,000

                                                             -----------      -----------
     Total liabilities                                        21,891,000       20,732,000


STOCKHOLDERS' INVESTMENT:

Common stock, $.12 par value,
  4,300,000 shares authorized, 1,886,668
  issued and outstanding                                         226,000          226,000
Additional paid-in capital                                     6,995,000        6,995,000
Treasury stock                                                   (26,000)         (26,000)
Retained earnings                                                938,000          749,000

                                                             -----------      -----------
  Total stockholders' investment                               8,133,000        7,944,000

                                                             -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' INVESTMENT                                     $30,024,000      $28,676,000
                                                             ===========      ===========



          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         REXWORKS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND RETAINED EARNINGS (UNAUDITED)

               For The Three Months Ended March 31, 1996 and 1995

                                                                1996             1995
                                                             -----------      -----------
NET SALES                                                    $13,477,000      $13,718,000

COST OF SALES                                                 10,191,000       10,762,000

                                                             -----------      -----------
   Gross profit                                                3,286,000        2,956,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE                                       2,773,000        2,745,000

                                                             -----------      -----------
   Income from operations                                        513,000          211,000

OTHER (EXPENSE) INCOME:

   Interest expense                                             (227,000)        (212,000)
   Other                                                          19,000           27,000

                                                             -----------      -----------
Income before income taxes                                       305,000           26,000

PROVISION FOR INCOME TAXES                                       116,000           10,000

                                                             -----------      -----------
Net Income                                                       189,000           16,000

Retained Earnings,
  Beginning of period                                            749,000        1,009,000


                                                             -----------      -----------
RETAINED EARNINGS, END OF PERIOD                             $   938,000      $ 1,025,000
                                                             ===========      ===========


NET INCOME PER SHARE                                         $      0.10      $      0.01
                                                             ===========      ===========

Weighted average number of common
  shares outstanding                                           1,912,258        1,944,752
                                                             ===========      ===========



          The accompanying notes to consolidated financial statements are an integral part of these statements of operations.

                         REXWORKS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               For The Three Months Ended March 31, 1996 and 1995

                                                                1996             1995
                                                            ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $    189,000      $    16,000
Adjustments to reconcile net income to net cash provided
  by (used for) operating activities:
  Depreciation and amortization                                  334,000          358,000
  Provision for deferred income taxes                             94,000           10,000
  Changes in assets and liabilities:
    Increase in accounts receivable                               (1,000)        (862,000)
   (Increase) Decrease in inventories                         (1,484,000)          73,000
   (Increase) Decrease in other current assets                    (1,000)         171,000
    Net increase in accounts payable, accrued
    expenses and advances from customers                       1,395,000          601,000
                                                            ------------      -----------
Net cash provided by operating activities                        526,000          367,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                            (193,000)        (146,000)
                                                            ------------      -----------
Net cash (used for) investing activities                        (193,000)        (146,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreement                    (96,000)        (269,000)
Noncompete liability principal payments                         (239,000)               -
Exercise of stock options                                              -           62,000
                                                            ------------      -----------
Net cash provided by financing activities                       (335,000)        (207,000)

                                                            ------------      -----------
Net (decrease) increase in cash                                   (2,000)          14,000

CASH AT BEGINNING OF YEAR                                         10,000           10,000

                                                            ------------      -----------
CASH AT END OF QUARTER                                      $      8,000      $    24,000
                                                            ============      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                               $    355,000      $   173,000
Income taxes paid                                                 23,000           10,000


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                   REXWORKS INC.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1996 and 1995

(1) In the opinion of management, all adjustments (consisting of only normal recurring adjustments) which were necessary to a fair statement of the results of the interim periods have been included in the preceding financial statements. However, the results of operations for the three month period ended March 31, 1996 is not necessarily indicative of results to be expected for the year. Certain items, including income taxes, LIFO charges and various other accruals are included in these statements based on current estimates for the entire year.

(2)      Inventories

         Substantially all inventories are stated at cost which does not exceed market, determined on the last-in, first-out (LIFO) basis. inventory amounts as of March 31, 1996 and December 31, 1995 are as follows:

                                                              March 31             December 31
                                                                 1996                  1995
                                                            ------------           ------------
          At lower of cost (FIFO) or market:
             Raw materials                                 $     303,000            $    350,000

             Work -in-process & components                     8,032,000               6,780,000
             Finished goods                                    7,710,000               7,431,000
                                                           -------------            ------------
                                                              16,045,000              14,561,000

          Excess of FIFO over LIFO cost                       (2,450,000)             (2,450,000)
                                                           -------------            ------------

          Total inventories at LIFO                        $  13,595,000            $ 12,111,000
                                                           =============            ============



(3)      Debt

         Debt as of March 31, 1996 and December 31, 1995 is as follows:

                                                                March 31           December 31
                                                                  1996                1995
                                                               ----------          -----------
          Borrowings under line-of-credit
          agreement                                        $   8,712,000          $  8,809,000

          Liability for noncomplete payments to
             be made to norkot's sole shareholder              1,150,000             1,388,000

          Less:  Current portion                              (5,360,000)           (5,362,000)
                                                           -------------          ------------

          Long term portion of debt                        $   4,502,000          $  4,835,000
                                                           =============          ============

                                                                   REXWORKS INC.





(4)      Legal Proceedings

         Product liability claims against the Company arise from time to time in the ordinary course of business. As explained more fully in the Company's 1995 Form 10K, Rexworks is self-insured against product liability claims, because, in the opinion of management, the premiums the Company would pay for insurance are cost prohibitive and not justified by the Company's historical loss experience. The Company is currently party to a number of legal proceedings involving product liability claims in a number of states, some of which involve significant claims. These proceedings are now pending before courts in various stages or are in discovery stages. In most instances, pending claims allege the Company produced faulty product which led to injury. The Company generally denies liability and intends to vigorously defend these proceedings, but considers settlements where appropriate.

         There is an inherent uncertainty as to the eventual resolution of unsettled claims. However, in the opinion of management, based in part on advice from its outside legal counsel, any costs, losses and settlements with respect to existing claims in excess of established reserves will not have a material impact on the Company's operating income.

                                                                   REXWORKS INC.





Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following comments are provided to assist in the understanding of the Company's operations as set forth in the consolidated financial statements.

                        ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capitalization

Working capital and current ratio are financial measurements that provide an indication of the Company's ability to meet its short-term obligations. This data at March 31, 1996 and December 31, 1995 is as follows:

                                                               March   31          December 31
                                                                 1996                 1995
                                                              -----------         ------------
                                Current Assets                  $23,942,000        $22,458,000

                                Current Liabilities              17,389,000         15,897,000

                                Working Capital                   6,553,000          6,561,000

                                Current Ratio                           1.4                1.4


Inventories were higher at March 31, 1996 compared with December 31, 1995 because of differences in product mix between the Company's production plans compared to actual market demand in the first three months of 1996. The increase in inventory resulted in higher levels of accounts payable - trade at March 31, 1996 compared to December 31, 1995.

At March 31, 1996 the Company had $1,288,000 of borrowings available under its line-of-credit facility. In management's opinion, anticipated future cash generated from operations and the existing credit facility will be sufficient to meet the Company's short and long term needs for working capital and required capital additions.

                                                                   REXWORKS INC.



                             RESULTS OF OPERATIONS

The First Quarter, 1996  Compared To The First Quarter, 1995


Net sales for the first quarter of 1996 decreased by $241,000 (1.8%) compared to the first quarter of 1995. Higher sales in the Company's truck mounted concrete mixer line and in the Maxigrind materials reduction line were offset by lower sales of Trashmaster landfill compaction equipment.

Gross profit increased by $330,000 to $3,286,000 from the $2,956,000 reported in the first quarter of 1995. Gross profit as a percentage of net sales increased to 24.4% compared to 21.5% for the first quarter of 1995. Gross profit improved despite the decrease in sales, because of a favorable mix of sales during the quarter, and because of the continued impact of productivity increases and cost reduction programs.

Selling, general and administrative expenses increased by $28,000 (1.0%) in the first quarter of 1996 compared to the same period one year ago. Higher expenses in sales and administration were partially offset by reduced spending on product development and engineering.

Interest expense increased $15,000 (7.0%) during the three month period ended March 31, 1996, compared to the same period in 1995 due to slightly higher average borrowings

The provision for income tax expense increased from $10,000 in the first quarter of 1995 to $116,000 in the first quarter of 1996. the increase is directly related to the increase in income before taxes, which increased from $26,000 in 1995 to $305,000 in 1996.

                                                                   REXWORKS INC.




                           PART II OTHER INFORMATION

NONE


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   REXWORKS INC.


      May 14, 1996                             /s/ Thomas D. Lauerman
- ------------------------                      ----------------------------------
         Date                                      Thomas D. Lauerman
                                                      Vice President
                                                 and Chief Financial Officer



      May 14, 1996                             /s/ Michael C. Hadjinian
- ------------------------                      ----------------------------------
         Date                                      Michael C. Hadjinian
                                                  President, Chairman and
                                                   Chief Executive Officer