Form 10-Q
period 1996-06-30
REXWORKS INC
filed 1996-08-12
CIK 811432

                                                           REXWORKS INC.


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

     (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-15836

                                 REXWORKS INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Delaware                                   39-1406918
- -------------------------------------       -----------------------------------
    (State of other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

    445 West Oklahoma Avenue
         Milwaukee, WI                                   53207
- -------------------------------------       -----------------------------------
(Address of principal executive office)                (Zip Code)

           P.O. Box 2037
           Milwaukee, WI                                 53201
- -------------------------------------       -----------------------------------
(Mailing address of principal                           (Zip Code)
executive office)

Registrant's telephone number, including area code:  414-747-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  X             NO ___

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 1996.

                Common Stock, $0.12 par value:  1,896,668 shares

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

                         REXWORKS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                 UNAUDITED
                                                  JUNE 30        DECEMBER 31
ASSETS                                             1996             1995
                                                ------------     -----------
CURRENT ASSETS:
Cash                                            $    14,000     $    10,000
Accounts receivable (less reserves
  of $133,000 and $125,000, respectively)        10,314,000      10,308,000
Inventories                                      10,986,000      12,111,000
Other current assets                                 65,000          29,000
                                                 ----------      ----------
Total current assets                             21,379,000      22,458,000
                                                 ----------      ----------
DEFERRED INCOME TAX BENEFIT                         694,000         694,000

NONCOMPETE AGREEMENT                              1,523,000       1,818,000

OTHER ASSETS                                        920,000         981,000

PROPERTY, PLANT AND EQUIPMENT:

Land                                                 36,000          36,000
Buildings and land improvements                   1,397,000       1,397,000
Machinery and equipment                           6,090,000       5,863,000
                                                 ----------      ----------
                                                  7,523,000       7,296,000

Less accumulated depreciation                    (4,877,000)     (4,571,000)

Net property, plant and equipment                 2,646,000       2,725,000
                                                 ----------      ----------
TOTAL ASSETS                                    $27,162,000     $28,676,000
                                                 ==========      ==========



          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         REXWORKS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                  (Continued)


                                                    UNAUDITED
 LIABILITIES AND                                      JUNE 30        DECEMBER 31
 STOCKHOLDERS' INVESTMENT                              1996             1995
                                                   ----------      -----------
 CURRENT LIABILITIES:

 Current portion of long term debt                  $5,266,000        $5,362,000
 Accounts payable - trade                            4,508,000         5,503,000
 Accrued Expenses:
  Salaries, wages and other
   compensation related benefits                       736,000           786,000
  Warranty                                           1,397,000         1,380,000
  Product liability defense                          1,611,000         1,560,000
  Other                                                542,000         1,067,000
 Deferred income taxes                                 274,000           156,000
 Advances from customers                                62,000            83,000
                                                   -----------       -----------
  Total current liabilities                         14,396,000        15,897,000

 LONG TERM DEBT                                      4,502,000         4,835,000
                                                   -----------       -----------
   Total liabilities                                18,898,000        20,732,000


 STOCKHOLDERS' INVESTMENT:

 Common stock, $.12 par value,
  4,300,000 shares authorized, 1,886,668
  issued and outstanding                               226,000           226,000
 Additional paid-in capital                          6,995,000         6,995,000
 Treasury stock                                        (26,000)          (26,000)
 Retained earnings                                   1,069,000           749,000
                                                   -----------       -----------

  Total stockholders' investment                     8,264,000         7,944,000
                                                   -----------       -----------

 TOTAL LIABILITIES AND
 STOCKHOLDERS' INVESTMENT                          $27,162,000       $28,676,000
                                                   ===========       ===========




          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         REXWORKS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND RETAINED EARNINGS (UNAUDITED)


                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                   -----------------------------      ------------------------------
                                   JUNE 30, 1996    JUNE 30, 1995     JUNE 30, 1996    JUNE 30, 1995
                                   -------------    -------------     -------------    -------------
NET SALES                            $14,304,000     $13,679,000         $27,781,000    $27,398,000

COST OF SALES                         11,230,000      11,267,000          21,421,000     22,029,000
                                      ----------      ----------          ----------     ----------
 Gross profit                          3,074,000       2,412,000           6,360,000      5,369,000

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSE                2,657,000       2,733,000           5,430,000      5,477,000
                                      ----------      ----------          ----------     ----------
  Income from operations                 417,000        (321,000)            930,000       (108,000)

OTHER (EXPENSE) INCOME:

   Interest expense                     (231,000)       (234,000)           (458,000)      (446,000)
   Other                                  22,000         (96,000)             41,000        (69,000)
                                      ----------      ----------          ----------     ----------
Income before income taxes               208,000        (651,000)            513,000       (623,000)

PROVISION FOR INCOME TAXES                77,000        (248,000)            193,000       (236,000)
                                      ----------      ----------          ----------     ----------
Net Income                               131,000        (403,000)            320,000       (387,000)

Retained Earnings,
  beginning of period                    938,000       1,025,000             749,000      1,009,000

                                      ----------      ----------          ----------     ----------
RETAINED EARNINGS, END OF PERIOD     $ 1,069,000     $   622,000         $ 1,069,000    $   622,000
                                      ==========      ==========          ==========     ==========

NET INCOME PER SHARE                 $     $0.07     $     (0.21)        $      0.17    $     (0.20)
                                      ==========      ==========          ==========     ==========
Weighted average number of common
 shares outstanding                    1,911,052       1,945,845           1,911,459      1,945,298
                                      ==========      ==========          ==========     ==========


          The accompanying notes to consolidated financial statements are an integral part of these statements of operations.

                         REXWORKS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                For The Six Months Ended June 30, 1996 and 1995

                                                                1996              1995
                                                             ---------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $   320,000         $  (387,000)
Adjustments to reconcile net income to net cash provided
  by (used for) operating activities:
  Depreciation and amortization                               667,000             691,000
  Gain on sale of equipment                                                        (1,000)
  Provision (credit) for deferred income taxes                118,000            (207,000)
  Changes in assets and liabilities:
   Sale of accounts receivable                                455,000           2,211,000
   (Increase) in accounts receivable                         (461,000)         (2,093,000)
   Decrease (increase) in inventories                       1,125,000          (2,023,000)
   (Increase) decrease in other current assets                (36,000)            187,000
   Net (decrease) increase in accounts payable, accrued
    expenses and advances from customers                   (1,528,000)          1,214,000
                                                          -----------         -----------
Net cash provided by (used for) operating activities          660,000            (408,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                         (227,000)           (285,000)
Proceeds from the sale of equipment                                                 1,000
                                                          -----------         -----------
Net cash used for investing activities                       (227,000)           (284,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayment) borrowings under line-of-credit agreement    (190,000)            630,000
Noncompete liability principal payments                      (239,000)                 --
Exercise of stock options                                          --              62,000
                                                          -----------         -----------
Net cash (used for) provided by financing activities         (429,000)            692,000
                                                          -----------         -----------
Net increase in cash                                            4,000                  --

CASH AT BEGINNING OF YEAR                                      10,000              10,000
                                                          -----------         -----------

CASH AT END OF PERIOD                                     $    14,000         $    10,000
                                                          ===========         ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                             $   572,000         $   376,000
Income taxes paid                                              77,000              44,000

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                            REXWORKS INC.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996 and 1995

(1) In the opinion of management, all adjustments (consisting of only normal recurring adjustments) which were necessary to a fair statement of the results of the interim periods have been included in the preceding financial statements. However, the results of operations for the six month period ended June 30, 1996 are not necessarily indicative of results to be expected for the year. Certain items, including income taxes, LIFO charges and various other accruals are included in these statements based on current estimates for the entire year.

(2)   Inventories

      Substantially all inventories are stated at cost which does not exceed market, determined on the last-in, first-out (LIFO) basis. Inventory amounts as of June 30, 1996 and December 31, 1995 are as follows:


                                                      June 30           December 31
                                                        1996               1995
                                                     ---------         -----------
      At lower of cost (FIFO) or market:
        Raw materials                               $   262,000      $   350,000
        Work -in-process & components                 7,669,000        6,780,000
        Finished goods                                5,505,000        7,431,000
                                                    -----------      -----------
                                                     13,436,000       14,561,000
      Excess of FIFO over LIFO cost                  (2,450,000)      (2,450,000)
                                                    -----------      -----------
      Total inventories at LIFO                     $10,986,000      $12,111,000
                                                    ===========      ===========

(3)    Debt

       Debt as of June 30, 1996 and December 31, 1995 is as follows:


                                                      June 30           December 31
                                                        1996               1995
                                                     ---------         -----------
       Borrowings under line-of-credit
       agreement                                    $ 8,618,000      $ 8,809,000
       Liability for non-compete payments to
       be made to Norkot's sole shareholder           1,150,000        1,388,000
       Less:  Current portion                        (5,266,000)      (5,362,000)
                                                    -----------       ----------
       Long term portion of debt                    $ 4,502,000      $ 4,835,000
                                                    ===========      ===========

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

                        ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capitalization

Working capital and current ratio are financial measurements that provide an indication of the Company's ability to meet its short-term obligations. This data at June 30, 1996 and December 31, 1995 is as follows:


                                   June 30    December 31
                                     1996         1995
                                   -------    -----------
             Current Assets       $21,379,000  $22,458,000

             Current Liabilities   14,396,000   15,897,000

             Working Capital        6,983,000    6,561,000

             Current Ratio                1.5          1.4

Inventories balances fell in the second quarter of the year, after rising in the first quarter, as the Company implemented programs to reduce finished goods inventories and better balance production plans with actual sales. Inventory at June 30, 1996 was $1,125,000 lower than at December 31, 1995. The decrease in inventory caused accounts payable - trade to fall by $995,000 between December 31, 1995 and June 30,1996.

     At June 30, 1996 the Company had $1,382,000 of borrowings available under its line-of-credit facility. In management's opinion, anticipated future cash generated from operations and the existing credit facility will be sufficient to meet the Company's short and long term needs for working capital and required capital additions.

                                                               REXWORKS INC.






                             RESULTS OF OPERATIONS

The Second Quarter, 1996  Compared To The Second Quarter, 1995

Net sales for the second quarter of 1996 increased by $625,000 (4.6%) compared to the second quarter of 1995. Higher sales in the Maxigrind materials reduction line were partially offset by lower sales of cement mixers and Trashmaster landfill compaction equipment.

Gross profit increased by $662,000 to $3,074,000 from the $2,412,000 reported in the second quarter of 1995. Gross profit as a percentage of net sales increased to 21.5% compared to 17.6% for the second quarter of 1995. The increase in gross profit percentage reflects both the continued impact of productivity improvements and cost reduction programs, and a shift in sales mix between the two periods from lower margin cement mixers to higher margin grinders.

Selling, general and administrative expenses decreased by $76,000 (2.8%) in the second quarter of 1996 compared to the same period one year ago. Lower administrative, engineering, and product development costs were partially offset by higher spending on sales and marketing activities.

Other income and expense changed to income of $22,000 in the second quarter of 1996 from an expense of $96,000 in the second quarter of 1995, or an increase in pre-tax income of $118,000. Included in this category in both 1996 and 1995 were losses on the sale of certain factored receivables. Those losses totalled $14,000 on receivables sales of $455,000 in 1996, compared to losses of $113,000 on sales of $2,211,000 in the same period one year ago.

The provision for income tax expense changed to an expense of $77,000 in the second quarter of 1996 from a benefit of $248,000 in the second quarter of 1995. The total change of $325,000 (an increase in income) is directly related to the change in pre-tax profit or loss to a profit of $131,000 in the second quarter of 1996 from a loss of $403,000 in the same period one year ago.


The Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30,
1995

Net sales in the first half of 1996 increased by $383,000 (1.4%) compared to the first half of 1995, as higher sales in the Company's Maxigrind materials reduction line, cement mixers, and service parts were more than able to compensate for sales weakness in the Company's Trashmaster landfill compaction line.

Gross profit increased by $991,000 for the six months ended June 30, 1996 compared to the same period in 1995. Gross profit as a percentage of sales increased to 22.9% for the first six months of 1996 compared to 19.6% for the same period in 1995. Most of the improvement in margins resulted from the continued impact of cost reduction and productivity improvement programs; a shift in sales volume to higher margin products and customers from lower margin products and customers also contributed to the improvement.

                                                                 REXWORKS INC.




Selling, general and administrative expenses declined by $47,000 (0.8%) in the first half of 1996 compared to the same period last year. Lower spending in engineering and product development were partially offset by higher spending in the sales and marketing functions.

Interest expense increased by $12,000 (2.7%) during the first half of 1996 compared to the same period in 1995. The increase reflects the impact of slightly higher average borrowing levels.

Other income and expense changed to income of $41,000 in the first half of 1996 from an expense of $69,000 during the same period in 1995, or an increase in pre-tax profit of $110,000. Most of the change in this category is due to changes in the loss on sales of certain factored receivables. In 1996 these losses totalled $14,000 on receivable sales of $455,000, compared to losses of $113,000 on receivables sales of $2,211,000 during the same period in 1995.

The provision for income tax expense changed to an expense of $193,000 in the first half of 1996 from a benefit of $236,000 during the same period last year. The total change of $429,000 (an increase in income) is directly related to the increase in pre-tax profit or loss to a profit of $320,000 in 1996 from a loss of $387,000 in 1995.


                           PART II OTHER INFORMATION

NONE

                                                                  REXWORKS INC.


                          PART II OTHER INFORMATION

NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      REXWORKS INC.

  August 12, 1996                 /s/ Thomas D. Lauerman
- ------------------                -------------------------------
       Date                           Thomas D. Lauerman
                                         Vice President
                                      and Chief Financial Officer



  August 12, 1996                 /s/ Michael C. Hadjinian
- ------------------                -------------------------------
       Date                           Michael C. Hadjinian
                                    President, Chairman and
                                     Chief Executive Officer