Form 10-Q
period 1996-09-30
REXWORKS INC
filed 1996-11-13
CIK 811432

================================================================================


                                                                   REXWORKS INC.


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

              (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-15836

                                 REXWORKS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Delaware                               39-1406918
    -------------------------------      ------------------------------------
    (State of other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

      445 West Oklahoma Avenue
         Milwaukee, WI                                  53207
---------------------------------------  ------------------------------------
(Address of principal executive office)              (Zip Code)

          P.O. Box 2037
          Milwaukee, WI                                 53201
---------------------------------------  ------------------------------------
(Mailing address of principal executive              (Zip Code)
 office)

Registrant's telephone number, including area code:  414-747-7200
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

                           YES  X             NO
                               ----              ----
                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 1996.





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

                         REXWORKS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                            UNAUDITED
                                                          SEPTEMBER 30      DECEMBER 31
ASSETS                                                        1996             1995
                                                          ------------      -----------
CURRENT ASSETS:

Cash                                                    $    10,000       $    10,000
Accounts receivable (less reserves
    of $133,000 and $125,000, respectively)               7,412,000        10,308,000
Inventories                                               9,256,000        12,111,000
Other current assets                                        163,000            29,000
                                                        -----------       -----------
Total current assets                                     16,841,000        22,458,000

DEFERRED INCOME TAX BENEFIT                                 694,000           694,000

NONCOMPETE AGREEMENT                                      1,375,000         1,818,000

OTHER ASSETS                                                899,000           981,000

PROPERTY, PLANT AND EQUIPMENT:

Land                                                         36,000            36,000
Buildings and land improvements                           1,397,000         1,397,000
Machinery and equipment                                   6,265,000         5,863,000
                                                        -----------       -----------
                                                          7,698,000         7,296,000

Less accumulated depreciation                            (5,032,000)       (4,571,000)
                                                        -----------       -----------

Net property, plant and equipment                         2,666,000         2,725,000
                                                        -----------       -----------

TOTAL ASSETS                                            $22,475,000       $28,676,000
                                                        ===========       ===========



          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       REXWORKS INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                 (CONTINUED)


                                              UNAUDITED
LIABILITIES AND                              SEPTEMBER 30       DECEMBER 31
STOCKHOLDERS' INVESTMENT                          1996             1995
------------------------                     ------------       -----------

CURRENT LIABILITIES:

Current portion of long term debt               $ 3,059,000       $ 5,362,000
Accounts payable - trade                          2,974,000         5,503,000
Accrued Expenses:
  Salaries, wages and other
    compensation related benefits                   746,000           786,000
  Warranty                                        1,455,000         1,380,000
  Product liability defense                       1,531,000         1,560,000
  Other                                             415,000         1,067,000
Deferred income taxes                               278,000           156,000
Advances from customers                              31,000            83,000
                                                -----------       -----------
     Total current liabilities                   10,489,000        15,897,000

LONG TERM DEBT                                    3,686,000         4,835,000
                                                -----------       -----------

     Total liabilities                           14,175,000        20,732,000

STOCKHOLDERS' INVESTMENT:

Common stock, $.12 par value,
  4,300,000 shares authorized, 1,896,668
  issued and outstanding                            228,000           226,000
Additional paid-in capital                        7,023,000         6,995,000
Treasury stock                                      (26,000)          (26,000)
Retained earnings                                 1,075,000           749,000
                                                -----------       -----------
     Total stockholders' investment               8,300,000         7,944,000
                                                -----------       -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' INVESTMENT                        $22,475,000       $28,676,000
                                                ===========       ===========




          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         REXWORKS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND RETAINED EARNINGS (UNAUDITED)


                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   SEPTEMBER 30                    SEPTEMBER 30
                                                --------------------            -------------------
                                                  1996          1995             1996            1995
                                                 ----          ----             ----            ----
NET SALES                                    $10,395,000     $13,397,000       $38,176,000  $40,795,000

COST OF SALES                                  8,233,000      10,394,000        29,654,000   32,423,000
                                             -----------     -----------       -----------  -----------
   Gross profit                                2,162,000       3,003,000         8,522,000    8,372,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE                       2,306,000       2,566,000         7,736,000    8,043,000
                                             -----------     -----------       -----------  -----------

  (Loss) income from operations                 (144,000)        437,000           786,000      329,000

OTHER (EXPENSE) INCOME:

   Interest expense                             (211,000)       (233,000)         (669,000)    (680,000)
   Other                                          22,000         (33,000)           63,000     (102,000)
                                             -----------     -----------       -----------  -----------

(Loss) income before income taxes
  and extraordinary item                        (333,000)        171,000           180,000     (453,000)

(BENEFIT) PROVISION FOR INCOME TAXES            (125,000)         65,000            68,000     (172,000)
                                             -----------     -----------       -----------  -----------

Net (loss) income before extraordinary
  item                                          (208,000)        106,000           112,000     (281,000)

EXTRAORDINARY ITEM
  Gain on early retirement of debt, net
  of income taxes of $129,000                    214,000                           214,000
                                             -----------     -----------       -----------  -----------

NET INCOME (LOSS)                                  6,000         106,000           326,000     (281,000)

Retained earnings,
  beginning of period                          1,069,000         622,000           749,000    1,009,000
                                             -----------     -----------       -----------  -----------

RETAINED EARNINGS, END OF PERIOD             $ 1,075,000     $   728,000       $ 1,075,000  $   728,000
                                             ===========     ===========       ===========  ===========

PER SHARE AMOUNTS:
  Net (loss) income before extraordinary
   items                                           (0.11)           0.06              0.06        (0.15)
  Extraordinary item                                0.11            0.00              0.11         0.00
  Net income (loss)                                 0.00            0.06              0.17        (0.15)

Weighted average number of common
  shares outstanding                           1,917,536       1,911,949         1,911,459    1,934,182
                                             ===========     ===========       ===========  ===========

          The accompanying notes to consolidated financial statements are an integral part of these statements of operations.

                         REXWORKS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                               1996           1995
                                                             ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $  326,000      $ (281,000)
Adjustments to reconcile net income to net cash provided
  by (used for) operating activities:
  Depreciation and amortization                                 996,000       1,014,000
  Gain on sale of equipment                                                      (2,000)
  Gain on early retirement of debt                             (214,000)
  Provision (credit) for deferred income taxes                  122,000        (201,000)
  Changes in assets and liabilities:
    Sale of accounts receivable                                 455,000       4,848,000
    Decrease (increase) in accounts receivable                2,441,000      (5,674,000)
    Decrease (increase) in inventories                        2,855,000      (1,654,000)
    (Increase) decrease in other current assets                (134,000)        222,000
    Net (decrease) increase in other current liabilities     (3,272,000)      1,129,000
                                                             ----------      ----------
Net cash provided by (used for) operating activities          3,575,000        (599,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                           (402,000)       (348,000)
Proceeds from the sale of equipment                                               2,000
Investment in joint venture                                     (10,000)
                                                             ----------      ----------
Net cash used for investing activities                         (412,000)       (346,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayment) borrowings under line-of-credit agreement    (2,064,000)        883,000
Noncompete liability principal payments                      (1,099,000)              -
Exercise of stock options                                             -          62,000
                                                             ----------      ----------
Net cash (used for) provided by financing activities         (3,163,000)        945,000
                                                             ----------      ----------

Net increase in cash                                                  -               -

CASH AT BEGINNING OF YEAR                                        10,000          10,000
                                                             ----------      ----------
CASH AT END OF PERIOD                                        $   10,000      $   10,000
                                                             ==========      ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                  $833,000        $733,000
Income taxes paid                                                77,000          48,000


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                   REXWORKS INC.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1996 and 1995

(1) In the opinion of management, all adjustments (consisting of only normal recurring adjustments) which were necessary to a fair statement of the results of the interim periods have been included in the preceding financial statements. However, the results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of results to be expected for the year. Certain items, including income taxes, LIFO charges and various other accruals are included in these statements based on current estimates for the entire year.

(2)  Inventories

     Substantially all inventories are stated at cost which does not exceed market, determined on the last-in, first-out (LIFO) basis. Inventory amounts as of September 30, 1996 and December 31, 1995 are as follows:


                                        September 30    December 31
                                            1996            1995
                                        ------------    ------------

     At lower of cost (FIFO) or market:
       Raw materials                     $   156,000    $   350,000
       Work -in-process & components       6,111,000      6,780,000
       Finished goods                      5,439,000      7,431,000
                                         -----------    -----------
                                          11,706,000     14,561,000

     Excess of FIFO over LIFO cost        (2,450,000)    (2,450,000)
                                         -----------    -----------

     Total inventories at LIFO           $ 9,256,000    $12,111,000
                                         ===========    ===========

(3) Debt

     Debt as of September 30, 1996 and December 31, 1995 is as follows:


                                            September 30    December 31
                                                1996            1995
                                            ------------    ------------
     Borrowings under line-of-credit
     agreement                              $ 6,745,000    $ 8,809,000
     Liability for non-compete payments to
      be made to Norkot's sole shareholder                   1,388,000
     Less:  Current portion                  (3,059,000)    (5,362,000)
                                            -----------    -----------

     Long term portion of debt              $ 3,686,000    $ 4,835,000
                                            ===========    ===========


     During the third quarter, the Company paid $860,000 in full settlement of its liability under a non-compete agreement with the former owner of its Maxigrind product line. This liability was recorded on the Company's books at $1,149,000

                                                                   REXWORKS INC.



      plus accrued interest of $54,000, or a total of $1,203,000. This early retirement of debt resulted in an extraordinary gain before income taxes of $343,000, less income taxes of $129,000, and a net gain of $214,000. The cash required to make this payment was borrowed under the Company's revolving line of credit with Bank One Milwaukee, N.A.

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

                        ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capitalization

Working capital and current ratio are financial measurements that provide an indication of the Company's ability to meet its short-term obligations. This data at September 30, 1996 and December 31, 1995 is as follows:


                                     September 30  December 31
                                         1996         1995
                                     ------------  -----------
Current Assets                       $16,841,000  $22,458,000

Current Liabilities                   10,489,000   15,897,000

Working Capital                        6,352,000    6,561,000

Current Ratio                                1.6          1.4

Inventory balances declined in the second and third quarters of the year, after rising in the first quarter, as the Company implemented programs to reduce finished goods inventories and better balance production plans with actual sales. Inventories at September 30, 1996 were $2,855,000 lower than at December 31, 1995.

Accounts receivable declined to $7,412,000, a drop of $2,896,000 from December 31, 1995. The decline in receivables reflects lower sales volume in the third quarter compared to earlier quarters.

During the third quarter, the Company paid $860,000 in full settlement of its liability under a non-compete agreement with the former owner of its Maxigrind product line. This liability was recorded on the Company's books at $1,149,000 plus accrued interest of $54,000, or a total of $1,203,000. This early repayment of debt resulted in an extraordinary gain of $343,000 before income taxes and $214,000 after income taxes. The cash required to make this payment was borrowed under the Company's revolving line of credit with Bank One Milwaukee, N.A.

Declines in inventory and receivables during the quarter and year are reflected in correspondingly lower levels of bank debt and accounts payable - trade.
Bank debt declined by $2,064,000 since December 31, 1995, and accounts payable
- trade declined by $2,529,000 during the same period. The decrease in bank debt was partially offset by the $860,000 borrowed to settle the non-compete liability discussed in the previous paragraph.

                                                                   REXWORKS INC.




At September 30, 1996 the Company had $3,255,000 of borrowings available under its line-of-credit facility. In management's opinion, anticipated future cash generated from operations and the existing credit facility will be sufficient to meet the Company's short and long term needs for working capital and required capital additions.



                             RESULTS OF OPERATIONS

The Third Quarter, 1996  Compared To The Third Quarter, 1995

Net sales for the third quarter of 1996 declined by $3,002,000 (22.4%) compared to the third quarter of 1995. A decline in export shipments resulted in lower sales of cement mixers, while softer demand from private (non-municipal) landfills resulted in lower sales of landfill compactors. Sales of grinders in the third quarter were comparable to last year's levels.

Gross profit declined by $841,000 to $2,162,000 compared to the third quarter of 1995. Gross profit as a percentage of net sales was 20.8% in the third quarter of 1996 compared to 22.4% in the third quarter of 1995. The decline in gross profit percentages resulted from higher manufacturing variances that were caused by lower levels of production.

Selling, general, and administrative expenses declined by $260,000 (10.1%) in the third quarter of 1996 compared to the same period one year ago. The lower expense levels resulted from spending reduction activities instituted earlier in the year.

Other income and expense improved by $55,000 to income of $22,000 in the third quarter of 1996 from year earlier levels. The Company recorded losses on the sale of receivables of $80,000 in the third quarter of 1995; no receivables were sold in the third quarter of 1996.

The provision for income tax expense was recorded in both 1996 and 1995 at an effective rate of approximately 38% of pre-tax income. Changes in tax expense are a result of changes in the level of pre-tax income or loss.

As previously discussed in the Liquidity and Capitalization section of this report, the Company recorded an after-tax gain of $214,000 related to the early retirement of debt in the third quarter of 1996. There was no similar transaction in 1995.


The Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995

Net sales for the first nine months of 1996 decreased by $2,619,000 (6.4%) compared to the same period in 1995. The primary cause of the sales decline was lower sales of landfill compactors due to weaker demand from private (non-municipal) landfills. The landfill compactor sales decline was partially offset by improved grinder sales resulting from the introduction of the new Megagrind and Biogrind models during 1996.

Despite lower sales activity, gross profit increased by $150,000 for the nine months ended September 30, 1996 compared to the same period in 1995. Gross profit as a percentage of sales improved to 22.3% for the first nine months of 1996 compared to 20.5% for the same

                                                                   REXWORKS INC.



period of 1995. The increase in gross profit percentage reflects the continued impact of product cost reduction programs.

Selling, general, and administrative expenses declined by $307,000 to $7,736,000 in the first nine months of 1996 compared to the same period of 1995. Engineering expenses declined as product development activities for both the Biogrind and Megagrind were at lower levels in 1996 than in 1995. Selling and administrative expenses also declined.

Other income and expense improved by $165,000 to income of $63,000 during the first nine months of 1996 compared to the same period in 1995. During the first nine months of 1995, the Company recorded losses of $165,000 on the sale of receivables, while in 1996 these losses totalled only $14,000.

The provision for income tax expense is recorded in both 1996 and 1995 at an effective rate of approximately 38% of pre-tax income. Changes in tax expense are a result of changes in the level of pre-tax income or loss.

As previously discussed in the Liquidity and Capitalization section of this report, in the third quarter of 1996 the Company recorded an after tax gain of $214,000 related to the early retirement of debt. There was no similar transaction in 1995.

                                                                   REXWORKS INC.








                           PART II OTHER INFORMATION

NONE




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  REXWORKS INC.



           November 13, 1996              /s/ Thomas D. Lauerman
         ---------------------            -------------------------------
              Date                            Thomas D. Lauerman
                                                Vice President
                                              and Chief Financial Officer



           November 13, 1996              /s/ Michael C. Hadjinian
         ---------------------            -------------------------------
              Date                            Michael C. Hadjinian
                                            President, Chairman and
                                              Chief Executive Officer