Form 10-K
period 1996-12-31
REXWORKS INC
filed 1997-03-31
CIK 811432

==============================================================================
                                                                 REXWORKS INC.


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                     OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 0-15836

                               REXWORKS INC.
           (Exact name of registrant as specified in its charter.)

              Delaware                            39-1406918
-----------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S.Employer
incorporation or organization)                Identification No.)

445 West Oklahoma Avenue
Milwaukee, Wisconsin                                 53207
-----------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code:  (414) 747-7200

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                             Name of Each Exchange
         Title of Each Class                  On Which Registered
         -------------------                 ---------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value on February 28, 1997 of the voting stock held by non-affiliates of the registrant was approximately $4,268,000. On February 28, 1997, there were 1,896,668 shares of registrant's common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                                  Part and Item Number of
  Document                                   Form 10-K into which Incorporated
--------------------                         ---------------------------------

Rexworks Notice of Annual Meeting                    Part III, Item 10
Of Stockholders and Proxy Statement                  Part III, Item 11
for the 1997 Annual Meeting of Stockholders          Part III, Item 12

==============================================================================
REXWORKS INC.



                                   PART I
ITEM 1. BUSINESS

INTRODUCTION

     Rexworks Inc. (the "Company") designs, manufacturers and sells truck mounted concrete mixers, compaction equipment and the Maxigrind materials reduction product. These products accounted for approximately 98% of sales in 1996. The remainder of the Company's sales are attributable to contract machining operations performed for others.

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

PRODUCTS

     Construction Equipment Products accounted for 37% of the Company's revenue in 1996, 38% in 1995 and 31% in 1994.

     Waste and Recycling Products accounted for 61% of the Company's 1996 revenue, 60% in 1995 and 67% in 1994.

CONSTRUCTION EQUIPMENT PRODUCTS

     Truck Mounted Mixers. REXR truck mixers are rotating-drum assemblies which are mounted on trucks supplied by others. They are used to mix concrete and agitate it after it is mixed, while conveying it to the pour-site.

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

     During 1996 the Company formed a joint venture with Crane Carrier Company to design, manufacture, and sell front discharge concrete mixers. The first units were offered for sale in early 1997.

==============================================================================
                                                                REXWORKS INC.




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

     The Company manufactures four models of REX Trashmaster TM landfill compactors. The smallest, the REX 3-35 Trashmaster, weighs approximately 40,000 pounds and provides 370 pounds per linear inch of compaction (a measure of compactive effort over the width of the wheel). The largest, the REX 3-90C Trashmaster, weighs approximately 99,000 pounds and provides 658 pounds per linear inch of compaction. The use of landfill compactors helps extend the life of a landfill site by compacting more refuse into a given volume.

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

     In late 1995, the Company introduced a larger grinder unit called the Megagrind. This machine is roughly twice the size of the Maxigrind and used in high volume grinding applications. In mid-1996 the Company introduced a smaller grinder unit, the Biogrind. This unit is designed for smaller-volume grinding operations than either the Maxigrind or Megagrind, and is especially well suited to the grinding of brush, wood products, and other green waste. Both the Megagrind and Biogrind have been well received in the market place.

     The Company's grinder products typically compete with tub grinder technology. The Company believes the unique designs of these machines, and significant feature advantages, makes Rexworks' grinder products superior to tub grinders.

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

==============================================================================
REXWORKS INC.


Company believes continued growth in the recycling industry will have a positive impact on future grinder sales.

OTHER

     Approximately 2% of the Company's revenue in each of the last three years was attributed to contract machining operations performed for others.

     The markets which the Company serves are generally sensitive to changes in the economy as a whole. Recessionary periods are characterized by lower construction and repair activity resulting in decreased sales. Periods of prosperity are generally characterized by increased construction and repair activity and increased sales.

DISTRIBUTION

     In 1996, approximately 84% of the Company's products were sold through a network of 76 domestic and 52 foreign distributors.

     Distributors generally represent several different manufacturers of equipment, with minimal competition among product lines. The Company sells its products to distributors, who in turn rent or sell the equipment to end users. The Company supports its distributors by maintaining regional sales offices in California, Colorado, Georgia, Michigan and Texas as well as its corporate headquarters and manufacturing facility in Milwaukee, Wisconsin.

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

PATENTS AND TRADEMARKS

     The Company holds numerous United States patents and has applications for other patents pending. The Company considers its patents to be advantageous to its business but it is not dependent on any single patent or group of patents. All of the Company's equipment is sold under the trademark REX(R), REXWORKS(R), MAXIGRIND(R), BIOGRIND(R), or MEGAGRIND(R).

SEASONALITY

     The Company typically experiences a seasonal variation in its quarterly sales, with the highest sales typically occurring in the second quarter and the lowest sales generally occurring in the fourth quarter of the year.

==============================================================================
                                                                 REXWORKS INC.



BACKLOG

     The Company's backlog of firm orders totaled $6,866,000 and $5,868,000 at December 31, 1996 and 1995, respectively. At February 28, 1997 and February 29, 1996, backlog totaled $6,058,000 and $6,594,000, respectively.

COMPETITION

     The markets for the Company's products are highly competitive. In general, the Company competes on the basis of quality, technological expertise, performance features, product life, availability of parts and service, and responsiveness to customer's special needs, rather than competing solely on the basis of low price. Accordingly, the Company's products are not the lowest priced equipment available; instead, they maintain a reputation for high quality, durability and performance.

ENGINEERING

     The Company employs 16 people in its engineering department, including 15 engineers, draftsmen and technical support personnel. For 1996, 1995, and 1994, the Company incurred product development, field testing and design modification expenditures of $754,000, $996,000, and $721,000, respectively.


EMPLOYEES

     As of December 31, 1996 the Company had 233 employees, 222 of whom were employed or based at its Milwaukee facility. 149 employees at the Milwaukee facility are represented by the United Steelworkers of America union. No other employee groups are unionized. Management believes labor relations are good. There have been no work stoppages since the inception of the Company in 1982.

FOREIGN SALES

     Export sales represented 12% of total sales in 1996, 17% of total sales in 1995, and 11% of total sales in 1994.

ENVIRONMENTAL MATTERS

     The Company seeks to comply in all regards with applicable federal, state, and local environmental control requirements in its operations. Compliance costs have not had a material effect upon the Company's capital expenditures, results of operations or competitive position and are not expected to have a material adverse impact in the future.

==============================================================================
REXWORKS INC.



ITEM 2.  PROPERTIES

     The Company's Milwaukee, Wisconsin manufacturing facility (383,000 square feet) is owned by the Company and is subject to the Company's financing agreements with its principal lender. In general, the buildings are well maintained and well adapted for the purposes for which they are utilized.

     The Company manufactures all of its products and performs subcontract work at this facility. The Company currently rents approximately 33,000 square feet of space to a tenant. The lease between the Company and the tenant expires in the third quarter of 1997.


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

     As of December 31, 1996, there were eight open product liability cases against the Company. There is a possibility that up to four of these cases, including two of the more significant cases, may come to trial in 1997. There is also the possibility that the trial dates for those cases may be postponed or the Company may consider settlement offers.

     Management believes the Company has liability defenses for each of the cases that may come to trial in 1997, but does recognize there is an inherent uncertainty as to the eventual resolution of unsettled claims. In the opinion of management, based in part on the advice of outside legal counsel, any losses with respect to existing claims in excess of established reserves will not have a material impact on the Company's operating income or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

==============================================================================
                                                                 REXWORKS INC.



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




NAME, AGE AND POSITION                BUSINESS EXPERIENCE
-------------------------       ------------------------------------------------------------------------

LAURANCE R. NEWMAN, 55                Elected President and Chief Executive Officer in December
President and                         1996. He is responsible for the general management of the
Chief Executive Officer               Company.  Prior to that Mr. Newman has been a consultant
                                      to the Company.  From 1963 to 1996 Mr. Newman held various positions with S.C. Johnson Wax, retiring as Executive Vice
                                      President.  Mr. Newman is also a business consultant and Senior
                                      Managing Director of the Kotler Marketing Group; a global
                                      marketing consulting organization.  Mr. Newman is a Director of the Unico Corporation, Wesbar Corporation, and Dexide Corporation.



THOMAS D. LAUERMAN, 42                Mr. Lauerman is Vice President - Administration, Secretary,
Vice President-Administration,        Treasurer and Chief Financial Officer since joining the
Secretary, Treasurer and              Company in 1994.  He is primarily responsible for corporate
Chief Financial Officer               finance, data processing and human resources.  From 1980
                                      until he joined the Company Mr. Lauerman held various financial management positions at FMC Corporation, most recently as
                                      Controller of an overseas joint venture manufacturing military vehicles.


CLINTON E. VOGUS, 53                  Mr. Vogus is Vice President - Operations since joining the
Vice President -                      Company in 1994.  He is primarily responsible for the
Operations                            manufacturing, engineering and service replacement parts
                                      functions of the Company.  From 1992 until the time he joined the Company, Mr. Vogus was Vice President - Operation and
                                      Business Development for Reach All, Inc., a manufacturer of aerial devices for the utility industry.  From 1989 to 1992 Mr.
                                      Vogus was General Manager of the Chronos Richardson
                                      Division of Staveley Industries, plc.


CHRISTOPHER J. KLINCK, 61             Mr. Klinck is Vice President-Compaction Sales (since 1990).
Vice President -                      His previous positions include Vice President - Domestic
Compaction Sales                      Sales (1989-1990).


==============================================================================
REXWORKS INC.


NAME, AGE AND POSITION                BUSINESS EXPERIENCE
------------------------------  ------------------------------------------------------------------------

George T. Moeller, 53                 Mr. Moeller is Vice President-Grinder Sales since joining
Vice President -                      the Company in 1993.  Prior to joining the Company Mr.
Grinder Sales                         Moeller held various sales management positions with FMC
                                      Corporation - Sweeper Division.


Harold J. Murdock, 53                 Mr. Murdock is Vice President of International Sales since
Vice President -                      joining the Company in 1992.  From 1978 until he joined the
International Sales                   Company, Mr. Murdock held various marketing management
                                      positions at FMC Corporation - Sweeper Division

==============================================================================
                                                                  REXWORKS INC.




                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

     The common stock of the Company is traded on the NASDAQ Stock Market (Symbol REXW). Information as to high and low trade prices by quarter can be found in Note 11 to the financial statements on page 29 of this report. The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends during 1997. The Company's borrowing agreement, in effect through April 1998, restricts the payment of dividends. The Company's policy with respect to the payment of dividends in subsequent years has not yet been determined. As of February 28, 1997 there were approximately 1000 shareholders of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA



                                                     Years Ended December 31  (in thousands):
                                   ----------------------------------------------------------------------------
                                       1996           1995            1994           1993           1992
                                   ------------    ----------      -----------    -----------    ----------
Net sales                             $48,373       $52,479         $51,023        $41,759           $27,519

Income from operations                    484           598           1,640            124               398

(Loss) income before cumulative
  effect of accounting change and
  extraordinary item                     (185)         (260)          1,161           (128)              459

Cumulative effect of accounting
  change                                   --            --              --            235                --

Extraordinary item                        214            --              --             --                --

Net income (loss)                          29          (260)          1,161            107               459

Net (loss) income before
  cumulative effect of accounting
  change and extraordinary item
  per share                             (0.09)        (0.13)           0.59          (0.07)             0.25

Net income (loss) per share               .02         (0.13)           0.59           0.05              0.25

At end of each year:

  Total assets                         24,283        28,899          24,916         20,031            13,297

  Long-term debt                        2,984         4,835           4,753          5,393                --



Results for 1994 were favorably impacted by the elimination of a valuation allowance of $428,000 for deferred tax assets which was recorded in the provision for income taxes.

==============================================================================
REXWORKS INC.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     For the year ended December 31, 1996, net sales declined $4,106,000, or
7.8%, to $48,373,000.    Sales of the Company's Trashmaster landfill compactor
line were adversely affected by lower sales to private (non-municipal) landfill operators, resulting from temporary capital spending reductions. The Company also experienced lower concrete mixer sales in 1996 as compared to 1995. The Company had an unusually high level of mixer export sales in 1995; these sales returned to more normal levels in 1996. Lower sales in the Trashmaster and cement mixer lines were partially offset by higher sales in the grinder product line, where the successful introduction of new products (Megagrind and Biogrind) had a positive impact on sales volume.

     Gross profit declined $584,000, or 5.7% to $9,745,000 for 1996 compared to 1995. Gross profit as a percentage of sales increased to 20.1% compared to
19.7% in 1995.   The dollar decline in margin was a result of lower sales
volume. Margins as a percent of sales improved in the Company's cement mixer and Trashmaster lines, and more than offset the impact of higher manufacturing variances caused by lower levels of production.

     Selling, general and administrative expenses declined $470,000 or 4.8% in 1996 compared to 1995. The decline reflects lower spending on product development and product introduction costs, and management's efforts to control spending in response to lower sales levels.

     Interest expense declined by $96,000 to $811,000 in 1996. The decline reflects lower levels of average borrowings in 1996, and the impact of slightly lower interest rates. Other income (expense) moved to $30,000 of income in 1996 compared to $110,000 of expense in 1995. The change reflects a lower level of activity in sales of receivables under a factoring agreement with Bank One Milwaukee, N.A.

     In 1996, the Company recorded a $214,000 after tax gain from the early retirement of debt, more fully described in Note 3 to the audited financial statements. There was no comparable item in 1995.

     The Company's backlog of firm orders totaled $6,866,000 as of December 31, 1996 compared to $5,868,000 at December 31, 1995. The increase is due to a higher backlog of orders for the Company's grinder products.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     For the year ended December 31, 1995, net sales increased $1,456,000 or 2.9% compared to 1994. Strong market demand and a higher volume of exports resulted in increased sales of the Company's truck mounted Mixer product line and also the Trashmaster landfill compactor product line. The higher sales activity in these product lines more than offset weaker market demand and lower sales activity in the Company's Maxigrind material reduction product line.

     Gross profit increased $38,000 or .4% to $10,329,000 for 1995 compared to 1994. Gross profit as a percentage of sales fell to 19.7% in 1995 from 20.2% in 1994. Higher costs for product warranties, and an unfavorable change in sales mix, offset the effects of improved productivity and reduced manufacturing spending and caused the decline in margins as a percentage of sales.

==============================================================================
                                                                  REXWORKS INC.




     Selling, general and administrative expenses increased $1,080,000 to $9,731,000 or 12.5% in 1995 compared to 1994 due to higher expenses related to product development, new product introduction, and customer support. The majority of the increase in the product development and new product introduction expenses were associated with the grinder product line.

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

==============================================================================
REXWORKS INC.




YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995



                       ANALYSIS OF FINANCIAL CONDITION

LIQUIDITY

     Working capital and current ratio are financial measurements that provide an indication of the Company's ability to meet its short-term obligations. These data at December 31, 1996 and 1995 are as follows:

                         1996              1995
                     -----------      ------------
Current Assets       $18,528,000       $22,458,000
Current Liabilities   13,297,000        16,120,000
Working Capital        5,231,000         6,338,000
Current Ratio                1.4               1.4

     As of December 31, 1996 accounts receivable and inventory were both lower than the comparable amounts at December 31, 1995. The decline in receivables reflects lower sales levels in the fourth quarter of 1996 compared to the same period in 1995. The decline in inventories reflects management's efforts to reduce the level of finished machine and work in process inventories during the course of 1996. Lower levels of inventory and receivables led to correspondingly lower levels of accounts payable and bank debt at December 31, 1996 compared to 1995.

     Inflation did not have a significant impact on the Company's operations in 1996 and is not expected to have a significant impact on the Company's operations in 1997.


CAPITALIZATION

     The following table presents the relationships between long term debt and stockholders' investment as of December 31, 1996 and 1995:



                                                         1996          1995
                                                      ----------    ----------
Long term debt                                        $2,984,000    $4,835,000
Stockholders' investment                               8,002,000     7,944,000
Total long term debt as a ratio to stockholders'
investment                                                   0.4           0.6

==============================================================================
                                                                 REXWORKS INC.




     The line-of-credit agreement between the Company and Bank One Milwaukee, N.A. (as amended) provides for borrowings up to the lesser of $10.0 million or the sum of 80% of qualified accounts receivable (as defined), 40% of FIFO inventory and a fixed asset amount. The fixed asset amount was $2,415,000 at December 31, 1996, and will be reduced by $37,000 each month thereafter. A portion of the total outstanding line ($3,000,000) carries a fixed interest rate of 9.375%; interest rates on the balance of the line vary with the prime rate. The variable rate at December 31, 1996 was 8.50%. Substantially all the Company's accounts receivable, inventories and property, plant and equipment are pledged as collateral for this debt.

     The loan agreement requires that the Company achieve agreed levels of net cash flow (as defined), and that the Company's ratio of total liabilities to tangible net worth be less than 2.5 to 1.0. The agreement also limits capital expenditures to no more than $1,000,000 in any year.

     At December 31, 1996 the Company had $2,927,000 of borrowings available under its line-of-credit facility. In management's opinion, anticipated future cash generated from operations and the amended loan agreement will be sufficient to meet the Company's short and long term needs for working capital and required capital additions.

==============================================================================
REXWORKS INC.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Financial Statements Covered by Report of Independent Public Accountants


     Report of Independent Public Accountants
     Consolidated Balance Sheets - December 31, 1996 and 1995
     For Years Ended December 31, 1996, 1995 and 1994:
        - Consolidated Statements of Operations
        - Consolidated Statements of Stockholders' Investment
        - Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements
     Financial Statement Schedule:
        II.  Valuation and Qualifying Accounts

===============================================================================
                                                                  REXWORKS INC.




                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of Rexworks Inc.:

     We have audited the accompanying consolidated balance sheets of Rexworks Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rexworks Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index on page 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
February 11, 1997.

===============================================================================
REXWORKS INC.





                        REXWORKS INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995



ASSETS                                      1996                       1995
------                                   ------------              ------------
CURRENT ASSETS:
Cash                                      $     5,000               $    10,000
Accounts receivable, less reserves of
$125,000 in both years                      9,231,000                10,308,000
Inventories                                 8,832,000                12,111,000
Other current assets                          460,000                    29,000
                                         ------------              ------------
Total current assets                       18,528,000                22,458,000
                                         ------------              ------------
DEFERRED INCOME TAX BENEFIT                   969,000                   917,000
NONCOMPETE AGREEMENT                        1,228,000                 1,818,000
OTHER ASSETS                                  918,000                   981,000
PROPERTY, PLANT AND EQUIPMENT:
Land                                           36,000                    36,000
Buildings and land improvements             1,445,000                 1,397,000
Machinery and equipment                     6,300,000                 5,863,000
                                         ------------              ------------
                                            7,781,000                 7,296,000
Less accumulated depreciation              (5,141,000)              (4,571,000)
                                         ------------              ------------
Net property, plant and equipment           2,640,000                 2,725,000
                                         ------------              ------------
TOTAL ASSETS                              $24,283,000               $28,899,000
                                         ============              ============

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

===============================================================================
                                                                  REXWORKS INC.




                         REXWORKS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                                  (CONTINUED)



LIABILITIES AND
STOCKHOLDERS' INVESTMENT                          1996                 1995
------------------------                      -----------          -----------
CURRENT LIABILITIES:
Current portion of long term debt             $ 4,088,000           $5,362,000
Accounts payable - trade                        4,453,000            5,503,000
Accrued expenses:
Salaries and other benefits                       964,000              786,000
Warranty                                        1,323,000            1,380,000
Product liability defense                       1,657,000            1,560,000
Other                                             521,000            1,214,000
Deferred income taxes                             253,000              232,000
Advances from customers                            38,000               83,000
                                              -----------          -----------
 Total current liabilities                     13,297,000           16,120,000
LONG TERM DEBT                                  2,984,000            4,835,000
                                              -----------          -----------
 Total liabilities                             16,281,000           20,955,000
STOCKHOLDERS' INVESTMENT:
Common stock, $.12 par value,
4,300,000 shares authorized, 1,896,668 and
1,886,668 shares issued and outstanding,
respectively                                      227,000              226,000
Additional paid-in capital                      7,023,000            6,995,000
Treasury stock                                    (26,000)            (26,000)
Retained earnings                                 778,000              749,000
                                              -----------          -----------
 Total stockholders' investment                 8,002,000            7,944,000
                                              -----------          -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' INVESTMENT                      $24,283,000          $28,899,000
                                              ===========          ===========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

===============================================================================
REXWORKS INC.





                         REXWORKS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                      1996                1995                1994
                                                  -------------       -------------       -----------
NET SALES                                           $48,373,000         $52,479,000       $51,023,000
COST OF SALES                                        38,628,000          42,150,000        40,732,000
                                                    -----------         -----------       -----------
Gross profit                                          9,745,000          10,329,000        10,291,000
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                               9,261,000           9,731,000         8,651,000
                                                    -----------         -----------       -----------
Income from operations                                  484,000             598,000         1,640,000
OTHER (EXPENSE) INCOME:
Interest expense                                       (811,000)           (907,000)         (699,000)
Other                                                    30,000            (110,000)          260,000
                                                    -----------         -----------       -----------
(Loss) income before income taxes and
extraordinary item                                     (297,000)           (419,000)        1,201,000
(BENEFIT) PROVISION
FOR INCOME TAXES                                       (112,000)           (159,000)           40,000
                                                    -----------         -----------       -----------
Net (loss) income before extraordinary item            (185,000)           (260,000)        1,161,000

EXTRAORDINARY ITEM
Gain on early retirement of debt, net
of income taxes of $129,000                             214,000                  --                --
                                                    -----------         -----------       -----------
NET INCOME (LOSS)                                   $    29,000         $  (260,000)      $ 1,161,000
                                                    ===========         ===========       ===========
PER SHARE AMOUNTS:
  Net (loss) income before extraordinary item            (0.09)              (0.13)              0.59
  Extraordinary item                                      0.11                  --                --
  Net income (loss)                                       0.02               (0.13)              0.59

          The accompanying notes to consolidated financial statements are an integral part of these statements of operations.

===============================================================================
                                                                  REXWORKS INC.





                         REXWORKS INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

               FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1996



                                                         Additional                                Retained
                                    Common Stock           Paid-in          Treasury Stock         Earnings
                                  Shares     Amount        Capital        Shares    Amount         (Deficit)
                                ---------  --------     -----------      -------  ---------      -------------
Balance December 31, 1993       1,843,021  $221,000     $6,908,000       (2,336)  $(26,000)         $ (152,000)
Net Income                             --        --             --           --         --           1,161,000
Exercise of Stock Options          15,000     2,000         28,000           --         --                  --
                                ---------  --------     ----------       ------   --------          ----------
Balance December 31, 1994       1,858,021   223,000      6,936,000       (2,336)   (26,000)          1,009,000
Net Loss                               --        --             --           --         --            (260,000)
Exercise of Stock Options          28,647     3,000         59,000           --         --                  --
                                ---------  --------     ----------       ------   --------          ----------
Balance December 31, 1995       1,886,668   226,000      6,995,000       (2,336)   (26,000)            749,000
Issuance of Shares                 10,000     1,000         28,000           --        --                   --
Net Income                             --        --             --           --        --               29,000
                                ---------  --------     ----------       ------   --------           ---------
Balance December 31, 1996       1,896,668  $227,000     $7,023,000       (2,336)  $(26,000)           $778,000
                                =========  ========     ==========       ======   ========           =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

===============================================================================
REXWORKS INC.



                         REXWORKS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                      1996               1995               1994
                                                                ------------          -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $    29,000          $  (260,000)       $ 1,161,000
Adjustments to reconcile net income to net cash provided
  by (used for) operating activities:
  Depreciation and amortization                                    1,282,000            1,283,000          1,210,000
  Gain (loss) on sale of equipment                                        --               18,000             (6,000)
  Gain on early retirement of debt, net of taxes                    (214,000)                  --                 --
  (Credit) provision for deferred income taxes                      (160,000)            (210,000)            98,000
  Changes in assets and liabilities:
    Decrease in accounts receivable                                1,077,000           (2,556,000)        (2,075,000)
    Decrease (increase) in inventories                             3,279,000           (2,065,000)        (2,409,000)
    (Increase) decrease in other assets                             (481,000)             237,000            (86,000)
Net (decrease) increase in other current liabilities              (1,487,000)           1,546,000          1,872,000
                                                                ------------          -----------        -----------
Net cash provided by (used for) operating activities               3,325,000           (2,007,000)          (235,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                (495,000)            (523,000)        (1,026,000)
Proceeds from the sale of equipment                                       --                4,000             44,000
                                                                ------------          -----------        -----------
Net cash used for investing activities                              (495,000)            (519,000)          (982,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayment) borrowings under line-of-credit agreement         (1,736,000)           2,464,000          1,613,000
Noncompete liability payments                                     (1,099,000)                  --           (426,000)
Exercise of stock options                                                 --               62,000             30,000
                                                                ------------          -----------        -----------
Net cash (used for) provided by financing activities              (2,835,000)           2,526,000          1,217,000
                                                                ------------          -----------        -----------
Net decrease in cash                                                  (5,000)                  --                 --
CASH AT BEGINNING OF YEAR                                             10,000               10,000             10,000
                                                                ------------          -----------        -----------
CASH AT END OF PERIOD                                           $      5,000          $    10,000        $    10,000
                                                                ============          ===========        ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                   $    968,000          $   731,000        $   818,000
Income taxes paid                                                    157,000               49,000            368,000

          The accompanying notes to consolidated financial statements are an integral part of these statements.

===============================================================================
                                                                  REXWORKS INC.



                         REXWORKS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994


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

     Use of Estimates in the Preparation of Financial Statements

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Specifically, the Company has recorded a product liability reserve which could be significantly different from actual settlements as described in Note 7.

     Inventories

           Substantially all inventories are stated at cost, which does not exceed market, determined on the last-in, first-out ("LIFO") basis. Inventory costs include the costs of material, labor and direct and indirect costs of manufacturing.

           Inventory amounts as of December 31, 1996 and 1995 are as follows:


                                       1996                      1995
                                       ----                      ----
Lower of FIFO cost or market:
Raw materials                       $   146,000                $350,000
Work-in-process and components        6,550,000               6,780,000
Finished goods                        4,825,000               7,431,000
                                    -----------             -----------
                                     11,521,000              14,561,000
Excess of FIFO over LIFO cost        (2,689,000)             (2,450,000)
                                    -----------             -----------
Total inventories at LIFO           $ 8,832,000             $12,111,000
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

===============================================================================
REXWORKS INC.





           Upon retirement, the asset account is reduced by the original cost and the reserve account is reduced by the accumulated depreciation. The gain or loss on disposition is reflected in current earnings. Maintenance and repair costs are charged to expense as incurred. Renewals and improvements are added to plant and equipment accounts.

           Effective January 1, 1996, the Company adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identified intangibles be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this statement did not have a significant impact on the Company's results of operations.

     Noncompete Agreement and Other Intangible Assets

           The Company has a noncompete agreement in place with the former owner of the Maxigrind product line. The related asset had an original value of $3,500,000 and is being amortized over six years, the term of the agreement. Accumulated amortization on the non-compete agreement was $2,272,000 and $1,682,000 at December 31, 1996 and 1995, respectively.

           The Company also acquired patent rights from the former owner of the Maxigrind product line for $820,000, which are being amortized over 17 years. Accumulated amortization on patents was $187,000 and $141,000 at December 31, 1996 and 1995, respectively. Patents are included in other assets on the Consolidated Balance Sheets.

     Advances from Customers

           Advances from customers represent progress payments received by the Company for equipment to be delivered at a later date.

     Export Sales

           Export sales represented 12% of net sales in 1996, 17% in 1995 and 11% in 1994, respectively.

     Reclassifications

           Certain prior year financial statement amounts have been reclassified to conform with their current year classification.

(2) NATURE OF OPERATIONS

     The Company designs, manufactures and sells truck mounted concrete mixers, compaction equipment and the Maxigrind materials reduction product as well as replacement parts for this equipment. Approximately 91% of 1996 sales (84% in 1995 and 91% in 1994) were made to equipment distributors, who in turn rent or sell equipment to end users. Approximately 13% of 1995 sales, consisting of waste and recycling products, were made to one customer. No one customer accounted for more than 10% of sales in 1996 and 1994.

===============================================================================
                                                                  REXWORKS INC.




(3) DEBT

     Debt as of December 31, 1996 and 1995 was as follows:


                                                                1996         1995
                                                            -----------  -----------
Borrowings under line-of-credit agreement                  $ 7,072,000   $ 8,809,000
Liability for noncompete payments to be made to
Norkot's sole shareholder, discounted at 8%                          0     1,388,000
Less:  Current portion                                      (4,088,000)   (5,362,000)
                                                            ----------   -----------
Long term portion of debt                                  $ 2,984,000   $ 4,835,000
                                                           ===========   ===========

     The Company maintains a line-of-credit agreement with Bank One Milwaukee, N.A. The agreement was originally entered into on May 31, 1990 and was most recently amended on January 1, 1997. The agreement provides for borrowings up to the lesser of $10.0 million or the sum of 80% of qualified accounts receivable (as defined), 40% of FIFO inventory, and a fixed asset amount. The fixed asset amount was $2,415,000 at December 31, 1996, and will be reduced by $37,000 each month thereafter. A portion of the total outstanding line ($3,000,000) carries a fixed interest rate of 9.375%; interest rates on the balance of the line vary with the prime rate. The variable rate at December 31, 1996 was 8.50%. Substantially all the Company's accounts receivable, inventories and property, plant and equipment are pledged as collateral for this debt.

     The loan agreement requires that the Company achieve agreed levels of Net Cash Flow (as defined), and that the Company's ratio of total liabilities to tangible net worth be less than 2.5 to 1.0. The agreement also limits capital expenditures to no more than $1,000,000 in any year.

     The amended loan agreement provides that the bank may terminate the line-of-credit at any time after April 30, 1998 upon 90 days notice to the Company.

     Management does not expect to reduce line-of-credit borrowings below $2,984,000 during 1997; therefore, that amount has been classified as long term.

     Additional data related to borrowings due under the line-of-credit agreement are summarized below:


                                           1996          1995
                                       ----------    ----------
At December 31:
Unused line-of credit                  $2,928,000    $1,191,000
Interest rate                                8.50%         9.25%
For the year ended December 31:
Maximum outstanding balance            $9,527,000    $9,256,000
Average outstanding balance             7,921,000     7,549,000

===============================================================================
REXWORKS INC.




     The weighted average interest rate on all borrowings was 9.3% in 1996 and 10.2% in 1995.

     Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of outstanding debt approximates its carrying value.

     The original terms of the noncompete agreement with the former owner of the Maxigrind product line (see note 1) provided for the Company to make payments over future years. During 1996, the Company negotiated an arrangement with the former owners of the Maxigrind product line to settle in full the remaining liability and interest due under this agreement for $860,000. The early retirement of this liability resulted in an extraordinary gain of $214,000, after related income taxes, computed as follows:


Remaining liability                           $1,149,000
Accrued interest                                  54,000
                                              ----------
Total                                          1,203,000
Settlement amount                                860,000
                                              ----------
Gain on early retirement before income taxes     343,000
Income taxes                                     129,000
                                              ----------
Net gain on early retirement of debt          $  214,000
                                              ==========

(4) INCOME TAXES

     The Company accounts for income taxes as prescribed by SFAS No. 109, "Accounting For Income Taxes." Under this statement, deferred income taxes are recorded on temporary differences between the book and tax basis at the tax rate expected to be in effect when the temporary differences reverse. A valuation allowance is provided when it is likely that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized.

     Information with respect to the Company's income tax provisions (credits) is as follows:


                                           1996                1995            1994
                                           ----                ----            ----
CURRENT:
Federal                                   $38,000             $44,000          $351,000
State                                      10,000               7,000            19,000
Reversal of valuation allowance                --                  --          (428,000)
                                        ---------           ---------          --------
 Total current                             48,000              51,000           (58,000)
DEFERRED                                 (160,000)           (210,000)           98,000
                                        ---------           ---------          --------
Total (credit) provision                $(112,000)          $(159,000)          $40,000
                                        =========           =========          ========

===============================================================================
                                                                  REXWORKS INC.




     A reconciliation of the Company's effective income tax rate to the statutory federal tax rate for the years ended December 31, 1996, 1995 and 1994 is as follows:


                                     1996          1995           1994
                                   -------       --------       -------
Statutory federal income tax rate  (34.0%)        (34.0%)         34.0%
State income taxes, net of
federal benefit                     (2.2%)         (1.6%)          3.5%
Change in valuation allowance          --             --         (35.6%)
Other                               (1.5%)         (2.3%)          1.4%
                                   -------        -------        ------
Effective income tax rate          (37.7%)        (37.9%)          3.3%
                                   =======        =======        ======

     Temporary differences which give rise to net deferred taxes under FASB Statement No. 109 as of December 31, 1996 and 1995 are as follows:


                                                          1996          1995
                                                          ----          ----
Current deferred tax (liabilities) assets:
Inventory basis                                      $(1,731,000)   $(1,622,000)
Accruals and reserves not currently deductible         1,478,000      1,390,000
                                                     -----------    -----------
Net current deferred tax (liability)                    (253,000)      (232,000)
                                                     -----------    -----------
Long term deferred tax assets:
Alternative minimum tax credit carryforwards             230,000        228,000
Property, plant and equipment                            117,000        129,000
Intangibles                                              622,000        560,000
                                                     -----------    -----------
Net long term deferred tax asset                         969,000        917,000
                                                     -----------    -----------
Net deferred tax asset                                  $716,000       $685,000
                                                     ===========    ===========

(5) STOCKHOLDER'S INVESTMENT

     In 1983, the Company established the Rexworks Inc. Employee Stock Plan (the "Plan") and Employee Stock Ownership Trust (the "Trust"). The plan is non-contributory and includes all employees who have completed one year of service. Under the plan provisions, the Company may make contributions to the Trust for the benefit of eligible employees. No contributions were made to the plan in 1996, 1995 or 1994 and the Board of Directors has not authorized any future contributions to the Plan at this time.

===============================================================================
REXWORKS INC.



     Beginning in 1990, the Company granted options to purchase shares of Rexworks Inc. common stock to certain directors, officers and key employees. In 1992, the Company (with the approval of its Board of Directors) established the Rexworks Inc. Management Incentive Compensation Program (the "Program"). Program awards are in the form of cash or stock options and are based upon the Company's achievement of key financial performance measures and individual performance objectives. In February 1995, participants in aggregate were awarded $204,000 in cash and options to purchase 30,000 shares of Rexworks stock at an exercise price of $4.25 (the market value on the date of grant) for the 1994 Program. No awards were granted under the program for 1996 or 1995.

     On December 30, 1996 the Company granted Michael C. Hadjinian, the Chairman of the Board and former President, options to purchase 50,000 shares of Rexworks stock at an exercise price of $2.25 per share. The options expire on November 30, 1997.

     Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation. The Company will continue to apply the accounting provisions of Accounting Principles Board Opinion 25 to stock-based employee compensation arrangements as is allowed by the statement. The impact of the pro forma compensation cost on the earnings per share calculations for stock options granted in 1996 and 1995 was not material to the consolidated financial statements.

     The number of options granted and outstanding is summarized below:




                                               1996                      1995                            1994
                                     ----------------------     -----------------------        --------------------------
                                                  Weighted                    Weighted                          Weighted
                                                  Average                     Average                           Average
                                                  Exercise                    Exercise                          Exercise
                                      Shares       Price        Shares         Price           Shares             Price
                                      ------     ---------      ---------    ----------        ------           ---------
Outstanding at January 1             338,413        4.03          337,060       3.86            332,060           3.71
Granted                               50,000        2.25           30,000       4.25             20,000           4.94
Exercised                                 --         --           (28,647)      2.16            (15,000)          2.00
Expired                              (75,000)       4.00               --         --                 --             --
                                   ---------                    ---------                      --------
Outstanding at December 31           313,413        3.76          338,413       4.03            337,060           3.86
                                   =========                    =========                      ========
Exercisable at end of year           313,413        3.76          295,080       4.23            262,060           4.10
                                   =========                    =========                      ========
Authorized for future issuance       312,000                      362,000                       392,000
                                   =========                    =========                      ========

     Of the 313,413 options outstanding at December 31, 1996, 218,413 have exercise prices between $2.00 and $4.00, with a weighted average exercise price of $2.84 and a weighted average remaining contractual life of 3.6 years. An additional 60,000 options outstanding at December 31, 1996 have exercise prices between $4.00 and $6.00, with a weighted average exercise price of $4.65 and a weighted average remaining contractual life of 7.1 years. The remaining 35,000 options outstanding have an exercise price of $8.00 and a weighted average remaining contractual life of 3.3 years.

(6) LEASES

     The Company has no material noncancellable operating lease arrangements with expirations of more than one year. Rental expense under various operating leases was $31,000 in 1996 and 1995, and $87,000 in 1994.

===============================================================================
                                                                  REXWORKS INC.



(7) LEGAL PROCEEDINGS AND CONTINGENT LIABILITIES

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

     The Company maintains a reserve for costs expected to arise out of known and expected product liability claims. The reserve is increased by provisions to current earnings and is decreased by payments of defense costs, settlements and judgments, if any. Activity in the reserve account is summarized as follows:


                                      1996            1995            1994
                                   ----------      ----------      ----------
Balance beginning of year          $1,560,000      $1,550,000      $1,175,000
Provisions                            800,000         793,000         707,000
Payments                             (703,000)       (783,000)       (332,000)
                                   ----------      ----------      ----------
Balance, end of year               $1,657,000      $1,560,000      $1,550,000
                                   ==========      ==========      ==========

     As of December 31, 1996, there were eight open product liability cases against the Company. There is a possibility that up to four of these cases, including two of the more significant cases, may come to trial in 1997. There is also the possibility that the trial dates for those cases may be postponed or the Company may consider settlement offers.

     Management believes the Company has liability defenses for each of the cases that may come to trial in 1997, but does recognize there is an inherent uncertainty as to the eventual resolution of unsettled claims and the ultimate settlements could be for amounts significantly greater than recorded liabilities. In the opinion of management, based in part on advice from its outside legal counsel, any costs, losses and settlements with respect to existing claims in excess of established reserves will not have a material impact on the Company's operating income or financial condition.

===============================================================================
REXWORKS INC.




(8) EARNINGS PER SHARE

     The weighted average number of common shares and common share equivalents used in calculating earnings per share as of December 31 is summarized as follows:



                                               1996         1995         1994
                                             ---------    ---------    ---------
Weighted average shares outstanding          1,889,334    1,881,947    1,854,435

Assuming exercise of options reduced
by the number of shares that could
have been purchased at average
market price for the year using exercise
proceeds                                        23,012       47,867      112,828
                                             ---------    ---------    ---------
Weighted average common shares and
common share equivalents                     1,912,346    1,929,814    1,967,263
                                             =========    =========    =========

(9) RESEARCH AND DEVELOPMENT

     The Company expenses research and development cost as incurred. These costs, net of proceeds from sales of prototypes, were $745,000, $996,000, and $721,000 in 1996, 1995 and 1994 respectively.



(10) SALES OF ACCOUNTS RECEIVABLE

     The Company has an agreement with Bank One - Milwaukee that allows the sale of certain qualified receivables, with recourse, up to a maximum of $7,000,000. The amount of receivables that had been sold to Bank One, but not yet collected from customers, was $1,621,000 and $5,944,000 at December 31, 1996 and 1995, respectively. The costs associated with the sales were $84,000 in 1996 and $182,000 in 1995, and are included in other income and expense in the accompanying statements of income.

     In June 1996, the Financial Accounting Standards Board issued SFAS No.
     125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes standards for asset and liability recognition when transfers occur. This statement, effective January 1, 1997, specifies conditions for when control has been surrendered which determines if sale treatment of the receivables would be allowed.
     At the present time, this new standard is not expected to materially impact the Company's financial position or results of operation.

===============================================================================
                                                                  REXWORKS INC.




(11) QUARTERLY FINANCIAL AND STOCK PRICE INFORMATION (UNAUDITED)


Quarterly financial data for the years ended December 31, 1996 and 1995 is as follows:



1996                                          First                Second         Third          Fourth        Total
----                                       -----------          -----------     -----------  ------------  ------------
Net sales                                  $13,477,000          $14,304,000     $10,395,000  $10,197,000   $48,373,000

Gross profit                                 3,045,000            2,819,000       1,956,000    1,925,000     9.745,000

Income (loss) before
  income taxes and
  extraordinary item                           305,000              208,000        (333,000)    (477,000)     (297,000)

Income (loss) before
  extraordinary item                           189,000              131,000        (208,000)    (297,000)     (185,000)

Extraordinary item                                  --                   --         214,000           --       214,000

Net income                                     189,000              131,000           6,000     (297,000)       29,000

Net income (loss) per share:
  Before extraordinary item                       0.10                 0.07           (0.11)       (0.15)        (0.09)
  Extraordinary item                                --                   --            0.11           --           .11
  Net income (loss)                               0.10                 0.07              --        (0.15)         0.02

Dividends per share                                 --                   --              --           --            --

Trade Price:
  High                                            3.50                 3.50            3.38         3.00
  Low                                             2.25                 2.75            2.63         2.25



1995                                          First                Second         Third          Fourth        Total
----                                       -----------          -----------     -----------  ------------  ------------
Net sales                                  $13,718,000          $13,679,000     $13,397.000  $11,685,000   $52,479,000

Gross profit                                 2,693,000            2,092,000       2,755,000    2,789,000    10,329,000

Income (loss) before
  income taxes                                  26,000            (651,000)         171,000       35,000      (419,000)

Net income (loss)                               16,000            (403,000)         106,000       21,000      (260,000)

Net income(loss) per share                        0.01               (0.21)            0.06         0.01         (0.13)

Dividends per share                                 --                   --              --           --            --

Trade Price:
  High                                            4.88                 4.38            3.75         3.13
  Low                                             3.88                 3.38            2.50         2.00

===============================================================================
REXWORKS INC.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Incorporated herein by reference to the Election of Directors section of the Proxy Statement for the Annual Meeting of Stockholders dated April 25, 1997 (the "Proxy Statement") and Part I of this Form 10-K.

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

1.  Financial Statements

The following Consolidated Financial Statements of Rexworks Inc. and subsidiaries at December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994, are included in Item 8 hereof:

           a. Consolidated Balance Sheets
           b. Consolidated Statements of Operations.
           c. Consolidated Statements of Stockholders' Investment
           d. Consolidated Statements of Cash Flows.
           e. Notes to Consolidated Financial Statements.
           f. Report of Independent Public Accountants.

Individual financial statements of the Registrant have been omitted because consolidated financial statement have been filed.

===============================================================================
                                                                  REXWORKS INC.



2.  Financial Statement Schedule

The financial statement schedule appended hereto, as required at December 31, 1996, 1995 and 1994 and for the years then ended, consists of the following:

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

3.  Exhibits required to be filed by Item 601 of Regulation S-K.


Exhibit
Number   Description
-------  -----------------------------------------------------------------------------------

3.1      Restated Certificate of Incorporation.(1)
3.2      By-laws of Company, as amended.(1)
4.1      Restated Certificate of Incorporation of the Company (same as Exhibit 3.1).(1)
4.2      Articles II, X and XI of the By-laws of the Company (included in Exhibit 3.2).(1)
4.13     Amended and Restated Loan and Security Agreement between Bank One, Milwaukee, N.A.
          and the Company dated March 26, 1992.(5)
4.14     Third Amendment to Amended and Restated Loan and Security Agreement between Bank
          One, Milwaukee, N.A. and the Company dated February 2, 1993.(6)
10.1     Agreement regarding trademarks between Rexnord Inc. and the Company dated April 23,
          1982.(1)
10.4     Rexworks Inc. Employee Stock Plan as amended.(1)
10.5     Rexworks Inc. Employee Stock Ownership Trust.(1)
10.14    Employment agreement with C.J. Klinck dated February 23, 1989.(2)
10.15    Employment agreement with R.C. Carone dated February 23, 1989.(2)
10.24    Sample Stock Option Agreement.(3)
10.25    Employment agreement with M.C. Hadjinian dated February 20, 1992.(4)

10.26    Asset Purchase Agreement between the Company and Norkot Manufacturing
         Co., Inc. and its sole shareholder.(5)
10.27    Noncompetition Agreement between the Company and Norkot Manufacturing
         Co., Inc.(6)
10.28 Consulting and Noncompetition Agreement between the Company and the sole shareholder of Norkot Manufacturing Co., Inc.(6)

_______________________
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-18, Registration Number 33-12488 effective April 21, 1987.
(2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for 1988.
(3) Incorporated herein by reference to the Company's Annual Report on Form 10-K for 1990.
(4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for 1991.
(5) Incorporated herein by reference to the Company's Current Report on Form 10-K dated February 15, 1993.
(6) Incorporated herein by reference to the Company's Annual Report of Form 10-K for 1992.

(b) Reports on Form 8-K.

Registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

===============================================================================
REXWORKS INC.





                         REXWORKS INC. AND SUBSIDIARIES
                          FINANCIAL STATEMENT SCHEDULE

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                         Provisions            (Charges) Credits
                                  Balance at              Charged              for Purposes for             Balance
                                  Beginning of          (Credited) to            Which Reserve             at Close
                                    Period                Earnings                was Created              of Period
                                  ------------          --------------         -----------------           ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended December 31, 1996        $125,000              $(21,000)                 $ 21,000                  $125,000
Year Ended December 31, 1995         150,000                29,000                   (54,000)                  125,000
Year Ended December 31, 1994         185,000               (76,000)                   41,000                   150,000

===============================================================================
                                                                  REXWORKS INC.





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             REXWORKS INC.

                                             By:  /s/ Laurance R. Newman
                                                  ------------------------
                                             President and Chief Executive
                                             Officer
                                             Date:  March 26, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Signature                      Title                       Date


/s/ Michael C. Hadjinian
----------------------------   Chairman and Director       March 26, 1997
M.C. Hadjinian

/s/ Laurance R. Newman
-------------------------      Chief Executive Officer     March 26, 1997
L.R. Newman

                               Vice President -
/s/ Thomas D. Lauerman         Administration, Secretary,
-------------------------      Treasurer and Chief         March 26, 1997
T.D. Lauerman                  Financial Officer

/s/ Jeffrey L. Bleustein
-----------------------------  Director                    March 26, 1997
J.L. Bleustein

/s/ Fred L. Brengel
---------------------------    Director                    March 26, 1997
F.L. Brengel

/s/ Warner C. Frazier
---------------------------    Director                    March 26, 1997
W.C. Frazier

/s/ Bruce A. Beda
--------------------------     Director                    March 26, 1997
B.A. Beda

/s/ Richard A. Van Deuren
---------------------------    Director                    March 26, 1997
R.A. Van Deuren
