Form 10-Q
period 1997-03-31
REXWORKS INC
filed 1997-04-24
CIK 811432

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

                 (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1997

                                     OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                       Commission file number 0-15836

                                REXWORKS INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



                Delaware                               39-1406918
-----------------------------------       --------------------------------------
  (State of other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

  445 West Oklahoma Avenue
       Milwaukee, WI                                       53207
---------------------------------------   --------------------------------------
(Address of principal executive office)                 (Zip Code)

        P.O. Box 2037
        Milwaukee, WI                                      53201
---------------------------------------   --------------------------------------
(Mailing address of principal executive                 (Zip Code)
office)

Registrant's telephone number, including area code:  414-747-7200

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

                   (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 18, 1997.

              Common Stock, $0.12 par value:  1,896,668 shares

                                                                REXWORKS INC.


                       PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these interim financial statements be read in conjunction with the financial statements for the years ended December 31, 1996 and 1995 and notes thereto, included in the Company's 1996 Form 10-K.

                                                                REXWORKS INC.


                        REXWORKS INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                   UNAUDITED
                                                    MARCH 31        DECEMBER 31
ASSETS                                                1997             1996
------                                           -------------     -------------
CURRENT ASSETS:

Cash                                             $       5,000     $      5,000
Accounts receivable (less reserves of $125,000)     12,250,000        9,231,000
Inventories                                          8,534,000        8,832,000
Other current assets                                   433,000          460,000

                                                 -------------     ------------
Total current assets                                21,222,000       18,528,000
                                                 -------------     ------------

DEFERRED INCOME TAX BENEFIT                            969,000          969,000

NONCOMPETE AGREEMENT                                 1,081,000        1,228,000

OTHER ASSETS                                           888,000          918,000

PROPERTY, PLANT AND EQUIPMENT:

Land                                                    36,000           36,000
Buildings and land improvements                      1,445,000        1,445,000
Machinery and equipment                              6,383,000        6,300,000

                                                 -------------     ------------
                                                     7,864,000        7,781,000

Less accumulated depreciation                       (5,296,000)      (5,141,000)

                                                 -------------     ------------
Net property, plant and equipment                    2,568,000        2,640,000

                                                 -------------     ------------
TOTAL ASSETS                                     $  26,728,000     $ 24,283,000
                                                 =============     ============


         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                                                REXWORKS INC.


                        REXWORKS INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                 (CONTINUED)



                                               UNAUDITED
LIABILITIES AND                                 MARCH 31       DECEMBER 31
STOCKHOLDERS' INVESTMENT                          1997            1996
------------------------                     -------------    -------------
CURRENT LIABILITIES:

Current portion of long term debt            $  5,181,000     $  4,088,000
Accounts payable - trade                        6,142,000        4,453,000
Accrued Expenses:
 Salaries and other benefits                      737,000          964,000
 Warranty                                       1,252,000        1,323,000
 Product liability defense                      1,533,000        1,657,000
 Other                                            514,000          521,000
Deferred income taxes                             298,000          253,000
Advances from customers                            40,000           38,000

                                             ------------     ------------
  Total current liabilities                    15,697,000       13,297,000

LONG TERM DEBT                                  2,984,000        2,984,000

                                             ------------     ------------
   Total liabilities                           18,681,000       16,281,000


STOCKHOLDERS' INVESTMENT:

Common stock, $.12 par value,
 4,300,000 shares authorized, 1,896,668
 issued and outstanding                           227,000          227,000
Additional paid-in capital                      7,023,000        7,023,000
Treasury stock                                    (26,000)         (26,000)
Retained earnings                                 823,000          778,000

                                             ------------     ------------
Total stockholders' investment                  8,047,000        8,002,000

                                             ------------     ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' INVESTMENT                     $ 26,728,000     $ 24,283,000
                                             ============     ============


         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                                                REXWORKS INC.




                        REXWORKS INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND RETAINED EARNINGS (UNAUDITED)

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                          1997          1996
                                      ------------  -------------
NET SALES                             $ 12,250,000  $  13,477,000

COST OF SALES                            9,855,000     10,432,000

                                      ------------  -------------
 Gross profit                            2,395,000      3,045,000

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSE                  2,108,000      2,532,000

                                      ------------  -------------
 Income from operations                    287,000        513,000

OTHER (EXPENSE) INCOME:

 Interest expense                         (173,000)      (227,000)
 Other                                     (44,000)        19,000

                                      ------------  -------------
Income before income taxes                  70,000        305,000

PROVISION FOR INCOME TAXES                  25,000        116,000

                                      ------------  -------------
Net Income                                  45,000        189,000

Retained Earnings,
 Beginning of period                       778,000        749,000

                                      ------------  -------------
RETAINED EARNINGS, END OF PERIOD      $    823,000  $     938,000
                                      ============  =============

NET INCOME PER SHARE                  $       0.02  $        0.10
                                      ============  =============

Weighted average number of common
 shares outstanding                      1,900,976      1,912,258
                                      ============  =============


         The accompanying notes to consolidated financial statements are an integral part of these statements of operations.

                                                                REXWORKS INC.




                        REXWORKS INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                            1997            1996
                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $      45,000    $    189,000

Adjustments to reconcile net income to net cash
provided by (used for) operating
activities:
 Depreciation and amortization                                332,000         334,000
 Provision for deferred income taxes                           45,000          94,000
 Changes in assets and liabilities:
  Increase in accounts receivable                          (3,019,000)         (1,000)
  Decrease (increase) in inventories                          298,000      (1,484,000)
  Decrease (increase) in other current
   assets                                                      27,000          (1,000)
  Net increase in other current liabilities                 1,262,000       1,395,000
                                                        -------------    ------------
Net cash provided by operating activities                  (1,010,000)        526,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                          (83,000)       (193,000)
                                                        -------------    ------------
Net cash (used for) investing activities                      (83,000)       (193,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit
 agreement                                                  1,093,000         (96,000)
Noncompete liability principal payments                            -         (239,000)
                                                        -------------    ------------
Net cash provided by financing activities                   1,093,000        (335,000)

                                                        -------------    ------------
Net (decrease) increase in cash                                    -           (2,000)

CASH AT BEGINNING OF YEAR                                     10,000           10,000

                                                        -------------    ------------
CASH AT END OF QUARTER                                  $     10,000    $       8,000
                                                        ============    =============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                           $    155,000    $     355,000

Income taxes paid                                             11,000           23,000


                The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                REXWORKS INC.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 AND 1996

(1) In the opinion of management, all adjustments (consisting of only normal recurring adjustments) which were necessary to a fair statement of the results of the interim periods have been included in the preceding financial statements. However, the results of operations for the three month period ended March 31, 1997 are not necessarily indicative of results to be expected for the entire year. Certain items, including income taxes, LIFO charges and various other accruals are included in these statements based on current estimates for the entire year.

(2)  Inventories

     Substantially all inventories are stated at cost which does not exceed market, determined on the last-in, first-out (LIFO) basis. Inventory amounts as of March 31, 1997 and December 31, 1996 are as follows:


                                            March 31      December 31
                                              1997            1996
                                          ------------    ------------
     At lower of cost (FIFO) or market:
     Raw materials                        $    120,000    $    146,000
     Work -in-process & components           5,603,000       6,550,000
     Finished goods                          5,500,000       4,825,000
                                          ------------    ------------
                                            11,223,000      11,521,000

     Excess of FIFO over LIFO cost          (2,689,000)     (2,689,000)

                                          ------------    ------------
    Total inventories at LIFO             $  8,534,000    $  8,832,000
                                          ============    ============

(3)  Debt

     Debt as of March 31, 1997 and December 31, 1996 is as follows:


                                          March 31      December 31
                                            1997           1996
                                        -------------  -------------
     Borrowings under line-of-credit
     agreement                          $  8,165,000   $   7,072,000

     Less:  Current portion               (5,181,000)     (4,088,000)

                                        ------------   -------------
     Long term portion of debt          $  2,984,000   $   2,984,000
                                        ============   =============

                                                                REXWORKS INC.
(4)   Legal Proceedings

      Product liability claims against the Company arise from time to time in the ordinary course of business. As explained more fully in the Company's 1996 Form 10-K, Rexworks is self-insured against product liability claims, because, in the opinion of management, the premiums the Company would pay for insurance are cost prohibitive and not justified by the Company's historical loss experience. The Company is currently party to a number of legal proceedings involving product liability claims in a number of states, some of which involve significant claims. These proceedings are now pending before courts in various stages or are in discovery stages. In most instances, pending claims allege the Company produced faulty product which led to injury. The Company generally denies liability and intends to vigorously defend these proceedings, but considers settlements where appropriate.

      There is an inherent uncertainty as to the eventual resolution of unsettled claims. However, in the opinion of management, based in part on advice from its outside legal counsel, any costs, losses and settlements with respect to existing claims in excess of established reserves will not have a material impact on the Company's operating income.

(5)   Earnings per Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128, "Earnings per Share," which is effective for periods ending after December 31, 1997. This Statement revised the calculation of earnings per share. The Company does not expect the impact of adoption to be material to the financial statements.

                                                                REXWORKS INC.



Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following comments are provided to assist in the understanding of the Company's operations as set forth in the consolidated financial statements.

                       ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capitalization

Working capital and current ratio are financial measurements that provide an indication of the Company's ability to meet its short-term obligations. This data at March 31, 1997 and December 31, 1996 is as follows:


                                  March 31   December 31
                                    1997        1996
                                -----------  -----------

        Current Assets          $21,222,000  $18,528,000

        Current Liabilities      15,697,000   13,297,000

        Working Capital           5,525,000    5,231,000

        Current Ratio                   1.4          1.4

Receivables were higher at March 31, 1997 compared to December 31, 1996 because of seasonal factors related to the Company's truck mixer business. The current portion of bank borrowings increased to $5,181,000 at March 31, 1997 from $4,088,000 at December 31, 1996. The increased borrowings were used to partially fund the increase in receivables mentioned earlier. Accounts payable
- trade increased from $4,453,000 to $6,142,000 during the first quarter of 1997. The increase was due to the timing of payments on certain vendor accounts.

At March 31, 1997 the Company had $1,835,000 of borrowings available under its line-of-credit facility. In management's opinion, anticipated future cash generated from operations and the existing credit facility will be sufficient to meet the Company's short and long term needs for working capital and required capital additions.

                                                                  Rexworks Inc.


                            RESULTS OF OPERATIONS
                            ---------------------

         The First Quarter, 1997 Compared To The First Quarter, 1996
         -----------------------------------------------------------

Net sales for the first quarter of 1997 decreased by $1,227,000 (9.1%) to $12,250,000 from the $13,477,000 reported in the first quarter of 1996. Sales were lower in the Company's concrete mixer and landfill compaction lines; lower sales in those product lines were partially offset by higher sales in the Company's grinder product line.

Gross profit declined by $650,000 (21.3%) to $2,395,000 from the $3,045,000 reported in the first quarter of 1996. Gross profit as a percentage of net sales declined to 19.6% compared to 22.6% in the first quarter of 1996. Gross profit declined as a percentage of sales because of unfavorable product mix within the Company's concrete mixer and service parts businesses, higher warranty costs, and increased manufacturing variances due to lower levels of production.

Selling, general and administrative expenses declined by $424,000 (16.7%) to $2,108,000 compared to $2,532,000 during the same period one year ago. Spending declined in virtually all categories as the Company implemented programs to control spending and reduce costs in response to lower sales volume.

Interest expense declined by $54,000 (23.8%) to $173,000 during the first quarter of 1997 compared to $227,000 during the same period one year ago. The reduction was due to lower levels of average indebtedness during 1997 compared to 1996.

Other income and expense changed from $19,000 of income in the first quarter of 1996 to $44,000 of expense during the first quarter of 1997. The change reflects higher expenses associated with a dealer promotional program to subsidize interest costs for dealer equipment inventories.

The provision for income tax expense was recorded at effective rates of 36% and 38% in 1997 and 1996, respectively. Changes in tax expense was largely the result of changes in the level of pre-tax income.

                          FORWARD LOOKING STATEMENTS
                          --------------------------

The forward-looking statements, or statements based on the Company's belief, expectation, or opinion in this report are subject to many uncertainties. The Company's actual results may differ materially from those described in the forward-looking or other statements. Factors which could cause such a variance to occur include, but are not limited to, changes in general economic conditions in the geographical areas and market segments that the Company is targeting for its products, access to sufficient debt or equity capital to meet the Company's operating and financial needs, the inherent uncertainty of litigation involving the Company's products, and the quality of price of similar or comparable products offered by the Company's competitors.

                                                                  Rexworks Inc.


                          PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

                 Exhibit
                 Number             Description
                 -------            -----------
                                                                          1
                 3.1                Restated Certificate of Incorporation.
                                                                   1
                 3.2                By-laws of Company, as amended.

                _____________________________
                 1 Incorporated herein by reference to the Company's Registration Statement on Form S-18, Registration Number 33-12488 effective April 21, 1987.


         (b)  Reports on Form 8-K

                 NONE




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 REXWORKS INC.


      April 23, 1997                       /s/ Thomas D. Lauerman
 -------------------------               -----------------------------
          Date                                 Thomas D. Lauerman
                                                 Vice President
                                          and Chief Financial Officer





      April 23, 1997                       /s/ Laurance R. Newman
 -------------------------               -----------------------------
          Date                                 Laurance R. Newman
                                               President and Chief
                                                Executive Officer