Form 10-Q
period 1997-06-30
REXWORKS INC
filed 1997-08-12
CIK 811432

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                  (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-15836

                                 REXWORKS INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     39-1406918
----------------------------------         ----------------------------------
 (State of other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

    445 West Oklahoma Avenue
        Milwaukee, WI                                 53207
----------------------------------        -----------------------------------
(Address of principal executive office)             (Zip Code)

         P.O. Box 2037
         Milwaukee, WI                                53201
----------------------------------        -----------------------------------
(Mailing address of principal
executive office)                                   (Zip Code)

Registrant's telephone number, including area code:  414-747-7200
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

                   (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 1997.

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

                                                                REXWORKS INC.



                              REXWORKS INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                      UNAUDITED
                                                       JUNE 30             DECEMBER 31
ASSETS                                                   1997                  1996
                                                 --------------------  --------------------
CURRENT ASSETS:

Cash                                                     $     5,000           $     5,000
Accounts receivable (less reserves of $125,000)           10,185,000             9,231,000
Inventories                                                8,674,000             8,832,000
Other current assets                                         351,000               460,000
                                                         -----------           -----------
Total current assets                                      19,215,000            18,528,000
                                                         -----------           -----------
DEFERRED INCOME TAX BENEFIT                                  969,000               969,000

NONCOMPETE AGREEMENT                                         933,000             1,228,000

OTHER ASSETS                                                 859,000               918,000

PROPERTY, PLANT AND EQUIPMENT:

Land                                                          36,000                36,000
Buildings and land improvements                            1,445,000             1,445,000
Machinery and equipment                                    6,372,000             6,300,000
                                                         -----------           -----------
                                                           7,853,000             7,781,000
Less accumulated depreciation                             (5,451,000)           (5,141,000)
                                                         -----------           -----------
Net property, plant and equipment                          2,402,000             2,640,000
                                                         -----------           -----------
TOTAL ASSETS                                             $24,378,000           $24,283,000
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

                                                               REXWORKS INC.




                           REXWORKS INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (CONTINUED)

                                               UNAUDITED
LIABILITIES AND                                 JUNE 30             DECEMBER 31
STOCKHOLDERS' INVESTMENT                          1997                  1996
                                          --------------------  --------------------
CURRENT LIABILITIES:

Current portion of long term debt                 $ 4,621,000           $ 4,088,000
Accounts payable - trade                            4,200,000             4,453,000
Accrued expenses:
 Salaries and other benefits                          912,000               964,000
 Warranty                                           1,272,000             1,323,000
 Product liability defense                          1,747,000             1,657,000
 Other                                                484,000               521,000
Deferred income taxes                                 298,000               253,000
Advances from customers                               132,000                38,000
                                                  -----------           -----------
  Total current liabilities                        13,666,000            13,297,000
LONG TERM DEBT                                      2,984,000             2,984,000
                                                  -----------           -----------
  Total liabilities                                16,650,000            16,281,000

STOCKHOLDERS' INVESTMENT:
Common stock, $.12 par value,
  4,300,000 shares authorized, 1,896,668
  issued and outstanding                              227,000               227,000
Additional paid-in capital                          7,023,000             7,023,000
Treasury stock                                        (26,000)              (26,000)
Retained earnings                                     504,000               778,000
                                                  -----------           -----------
  Total stockholders' investment                    7,728,000             8,002,000
                                                  -----------           -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' INVESTMENT                          $24,378,000           $24,283,000
                                                  ===========           ===========


            The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                                                   REXWORKS INC.




                                      REXWORKS INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                    AND RETAINED EARNINGS (UNAUDITED)

                                       THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
                                   -----------------------------------  ----------------------------------
                                         1997              1996               1997              1996
                                   ----------------  -----------------  ----------------  ----------------

NET SALES                              $11,364,000        $14,304,000       $23,614,000       $27,781,000
COST OF SALES                            9,398,000         11,485,000        19,253,000        21,917,000
                                       ------------       ------------      ------------      ------------
 Gross profit                            1,966,000          2,819,000         4,361,000         5,864,000
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSE                  2,307,000          2,402,000         4,415,000         4,934,000
                                       ------------       ------------      ------------      ------------
 Income from operations                   (341,000)           417,000           (54,000)          930,000

OTHER (EXPENSE) INCOME:
 Interest expense                         (173,000)          (231,000)         (346,000)         (458,000)
 Other                                      (2,000)            22,000           (46,000)           41,000
                                       ------------       ------------      ------------      ------------
Income before income taxes                (516,000)           208,000          (446,000)          513,000
PROVISION FOR INCOME TAXES                (197,000)            77,000          (172,000)          193,000
                                       ------------       ------------      ------------      ------------
Net Income                                (319,000)           131,000          (274,000)          320,000
Retained Earnings,
 Beginning of period                       823,000            938,000           778,000           749,000
                                       ------------       ------------      ------------      ------------
RETAINED EARNINGS, END OF PERIOD       $   504,000        $ 1,069,000       $   504,000       $ 1,069,000
                                       ===========        ===========       ===========       ===========
NET INCOME PER SHARE                   $     (0.16)       $      0.07       $     (0.14)      $      0.17
                                       ===========        ===========       ===========       ===========
Weighted average number of common
 shares outstanding                      1,920,000          1,911,052         1,903,000         1,911,459
                                       ===========        ===========       ===========       ===========


         The accompanying notes to consolidated financial statements are an integral part of these statements of operations.

                                                                  REXWORKS INC.




                               REXWORKS INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                          1997                  1996
                                                  --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                      $     (274,000)        $     320,000

Adjustments to reconcile net income to net cash
provided by (used for) operating
activities:
Depreciation and amortization                                 664,000               667,000
Provision for deferred income taxes                            45,000               118,000
Changes in assets and liabilities:
 Increase in accounts receivable                             (954,000)               (6,000)
 Decrease in inventories                                      158,000             1,125,000
 Decrease (increase) in other current assets                  109,000               (36,000)
 Net decrease in other current liabilities                   (209,000)           (1,528,000)
                                                       --------------         -------------
Net cash provided by operating activities                    (461,000)              660,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                          (72,000)             (227,000)
                                                       --------------         -------------
Net cash (used for) investing activities                      (72,000)             (227,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit
 agreement                                                    533,000              (190,000)
Noncompete liability principal payments                             -              (239,000)
                                                       --------------         -------------
Net cash provided by financing activities                     533,000              (429,000)
                                                       --------------         -------------
Net increase in cash                                                -                 4,000
CASH AT BEGINNING OF YEAR                                      10,000                10,000
                                                       --------------         -------------
CASH AT END OF QUARTER                                 $       10,000         $      14,000
                                                       ==============         ==============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                $347,000            $  572,000
Income taxes paid                                             (87,000)               77,000


                The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                  REXWORKS INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

(1) In the opinion of management, all adjustments (consisting of only normal recurring adjustments) which were necessary to a fair statement of the results of the interim periods have been included in the preceding financial statements. However, the results of operations for the six month period ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year. Certain items, including income taxes, LIFO charges and various other accruals are included in these statements based on current estimates for the entire year.

(2)  Inventories

     Substantially all inventories are stated at cost which does not exceed market, determined on the last-in, first-out (LIFO) basis. Inventory amounts as of June 30, 1997 and December 31, 1996 are as follows:


                                        June 30         December 31
                                          1997              1996
                                       -----------     -----------
At lower of cost (FIFO) or market:
 Raw materials                         $   116,000     $   146,000
 Work -in-process and components         5,724,000       6,550,000
 Finished goods                          5,523,000       4,825,000
                                       -----------     -----------
                                        11,363,000      11,521,000

Excess of FIFO over LIFO cost           (2,689,000)     (2,689,000)
                                       -----------     -----------
Total inventories at LIFO              $ 8,674,000     $ 8,832,000
                                       ===========     ===========


(3) Debt

     Debt as of June 30, 1997 and December 31, 1996 is as follows:


                                     June 30           December 31
                                      1997                1996
                                  -------------        ------------
 Borrowings under line-of-credit
 agreement                        $  7,605,000          $  7,072,000
 Less:  Current portion             (4,621,000)           (4,088,000)
                                  ------------          ------------
 Long term portion of debt        $  2,984,000          $  2,984,000
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

(6) Reporting Comprehensive Income

    The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards Number 130, "Reporting Comprehensive Income," which is effective for periods beginning after December 15, 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company does not expect the impact of adoption to be material to the financial statements.

(7) Disclosures About Segments of an Enterprise and Related Information

    The Financial Accounting Standards Board also recently lissued Statement of Financial Accounting Standards Number 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. This Statement revised the rules for reporting information about segments of an enterprise in financial statements. The Company does not expect the impact of adoption to be material to the financial statements.

                                                                  REXWORKS INC.






Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following comments are provided to assist in the understanding of the Company's operations as set forth in the consolidated financial statements.

                        ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capitalization

Working capital and current ratio are financial measurements that provide an indication of the Company's ability to meet its short-term obligations. This data at June 30, 1997 and December 31, 1996 is as follows:


                                    June 30    December 31
                                     1997         1996
                                    -------    -----------
Current Assets                  $19,215,000  $18,528,000
Current Liabilities              13,666,000   13,297,000
Working Capital                   5,549,000    5,231,000
Current Ratio                           1.4          1.4

Receivables increased by $954,000 to $10,185,000 from December 31, 1996 to June 30, 1997. The increase was caused by higher levels of Trashmaster and service parts receivables at June 30, 1997 compared to December 31, 1996. The current portion of bank borrowings increased to $4,621,000 at June 30, 1997 from $4,088,000 at December 31, 1996. The increased borrowings were used to partially fund the increase in receivables mentioned earlier.

At June 30, 1997 the Company had $2,395,000 of borrowings available under its line-of-credit facility. In management's opinion, anticipated future cash generated from operations and the existing credit facility will be sufficient to meet the Company's short and long term needs for working capital and required capital additions.

                                                                   REXWORKS INC.






                             RESULTS OF OPERATIONS

         The Second Quarter, 1997 Compared To The Second Quarter, 1996


Net sales for the second quarter of 1997 decreased by $2,940,000 (20.6%) to $11,364,000 from the $14,304,000 reported in the second quarter of 1996. Of the total sales decline, $1,184,000 (40%) was related to the mixer product line, where soft market demand has had a significant impact on 1997 sales. An additional $1,474,000 (50%) of the sales decline was associated with the grinder product line, where domestic sales were unexpectedly slow to develop in the second quarter. Grinder export sales continue to be quite strong. The balance of the sales decline of $282,000 (10%) occurred in the Company's Trashmaster, service parts, and contract machining lines.

Gross profit declined by $853,000 (30.3%) to $1,966,000 from the $2,819,000 reported in the second quarter of 1996. Gross profit as a percentage of net sales declined to 17.3% compared to 19.7% in the first quarter of 1996.
Factors which contributed to lower gross profits in the second quarter of 1997 compared to the same period one year ago, and their percentage share of the total decline, include lower sales volume (65%), lower gross profit percentages in the Company's service parts business (16%), unfavorable manufacturing variances due to lower levels of production (15%), and higher warranty costs (4%).

Selling, general and administrative expenses declined by $95,000 (4.0%) to $2,307,000 compared to $2,402,000 during the same period one year ago. Significant spending reductions for salaries and advertising were partially offset by higher costs associated with new product development programs, increased provisions for legal costs associated with product liability ligitation, and severance payments for a number of salaried employees who were terminated near the end of the quarter.

Interest expense declined by $58,000 (25.1%) to $173,000 during the second quarter of 1997 compared to $231,000 during the same period one year ago. The reduction was due to lower levels of average indebtedness during the second quarter of 1997 compared to the same period in 1996.

The provision for income tax expense was recorded at effective rates of 38% and 37% in 1997 and 1996, respectively. Changes in tax expense are largely the result of changes in the level of pre-tax income.

The Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30,
1996


Net sales in the first half of 1997 declined by $4,167,000 (15.0%), from $27,781,000 to $23,614,000. The sales decline affected all of the Company's product lines, with the Mixer and Grinder lines most affected (sales declined 18.8% and 14.6%, respectively). The declines were smaller in the Company's Trashmaster and service parts lines. The Company continues to experience weak market demand for its concrete mixers, and domestic sales demand for grinder products has been lower than the Company's expectations and the prior year's results
                                       10

                                                                   REXWORKS INC.




Gross profit declined by $1,503,000 (25.6%), to $4,361,000 in the first half of 1997 compared to $5,864,000 in the same period one year ago. Gross profit as a percentage of sales fell from 21.1% in 1996 to 18.5% in 1997. Factors contributing to the decline in margin dollars (and the approximate percentage contribution) include lower sales volume (62%), declines in gross profit percentages associated with a less favorable mix of sales within the Company's mixer and service parts businesses in 1997 compared to 1996 (18%), higher warranty costs (13%), and unfavorable manufacturing variances caused by lower levels of production (7%).

Selling, general, and administrative expenses declined by $519,000 (10.5%) to $4,415,000 in the first half of 1997 from $4,934,000 in the same period last year. Approximately 73% of the total spending reduction resulted from lower costs for salaries and fringe benefits, and reflects the impact of of lower levels of average employment in 1997 compared to 1996.

Interest expense declined by $112,000 (24.5%) to $346,000 in the first half of 1997 compared to $458,000 in the same period one year ago. The reduction reflects lower average borrowing levels in 1997 compared to 1996.

Other income and expense changed to $46,000 of expense in 1997 from $41,000 of income in 1996. The 1997 amounts include $80,000 of expense associated with a dealer interest subsidy program; there was no comparable expense in the same period in 1996.

The provision for income tax expense was recorded at effective rates of 39% and 38% in 1997 and 1996, respectively. Changes in tax expense are largely the result of changes in the level of pre-tax income.

                           Forward Looking Statements

The forward-looking statements, or statements based on the Company's belief, expectation, or opinion in this report are subject to many uncertainties. The Company's actual results may differ materially from those described in the forward-looking or other statements. Factors which could cause such a variance to occur include, but are not limited to, changes in general economic conditions in the geographical areas and market segments that the Company is targeting for its products, access to sufficient debt or equity capital to meet the Company's operating and financial needs, the inherent uncertainty of litigation involving the Company's products, and the quality or price of similar or comparable products offered by the Company's competitors.

                                                                  REXWORKS INC.




                           PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits


                Exhibit
                Number   Description
                -------  ---------------------------------------

                3.1      Restated Certificate of Incorporation.(1)
                3.2      By-laws of Company, as amended.(1)

                ---------------
                (1) Incorporated herein by reference to the Company's
                    Registration Statement on Form S-18, Registration Number 33-12488 effective April 21, 1987.


     (b)  Reports on Form 8-K

                NONE



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       REXWORKS INC.



                August 11, 1997      /s/ Thomas D. Lauerman
              ------------------  --------------------------------
                  Date                   Thomas D. Lauerman
                                           Vice President
                                       and Chief Financial Officer



                 August 11, 1997      /s/ Laurance R. Newman
              ------------------  --------------------------------
                  Date                   Laurance R. Newman
                                         President and Chief
                                          Executive Officer