Form 10-Q
period 1997-09-30
REXWORKS INC
filed 1997-11-14
CIK 811432

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

     (Mark One)
            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1997

                                     OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 0-15836

                                 REXWORKS INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                 39-1406918
-----------------------------------------  -------------------------------------
    (State of other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

       445 West Oklahoma Avenue
           Milwaukee, WI                                  53207
-----------------------------------------  -------------------------------------
(Address of principal executive office)                 (Zip Code)

            P.O. Box 2037
            Milwaukee, WI                                 53201
-----------------------------------------  -------------------------------------
(Mailing address of principal                           (Zip Code)
 executive office)


Registrant's telephone number, including area code:  414-747-7200
                                                    -------------

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

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 1997.

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

                                                                   REXWORKS INC.



                       REXWORKS INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                           UNAUDITED
                                                          SEPTEMBER 30           DECEMBER 31
ASSETS                                                        1997                  1996
                                                        ---------------       ---------------
CURRENT ASSETS:

Cash                                                    $       5,000         $       5,000
Accounts receivable (less reserves of $125,000)            11,024,000             9,231,000
Inventories                                                 7,963,000             8,832,000
Other current assets                                          446,000               460,000
                                                        -------------         -------------
Total current assets                                       19,438,000            18,528,000
                                                        -------------         -------------

DEFERRED INCOME TAX BENEFIT                                   969,000               969,000
NONCOMPETE AGREEMENT                                          786,000             1,228,000
OTHER ASSETS                                                  826,000               918,000
PROPERTY, PLANT AND EQUIPMENT:
Land                                                           36,000                36,000
Buildings and land improvements                             1,445,000             1,445,000
Machinery and equipment                                     6,394,000             6,300,000
                                                        -------------         -------------
                                                            7,875,000             7,781,000
Less accumulated depreciation                              (5,567,000)           (5,141,000)
                                                        -------------         -------------
Net property, plant and equipment                           2,308,000             2,640,000
                                                        -------------         -------------
TOTAL ASSETS                                            $  24,327,000         $  24,283,000
                                                        =============         =============

         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                                                   REXWORKS INC.




                              REXWORKS INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                        (CONTINUED)



                                                          UNAUDITED
LIABILITIES AND                                          SEPTEMBER 30           DECEMBER 31
STOCKHOLDERS' INVESTMENT                                     1997                   1996
------------------------                                --------------        ---------------
CURRENT LIABILITIES:
Current portion of long term debt                       $   7,639,000         $   4,088,000
Accounts payable - trade                                    4,449,000             4,453,000
Accrued expenses:
  Salaries and other benefits                                 831,000               964,000
  Warranty                                                  1,303,000             1,323,000
  Product liability defense                                 1,872,000             1,657,000
  Other                                                       234,000               521,000
Deferred income taxes                                         298,000               253,000
Advances from customers                                        50,000                38,000
                                                        -------------         -------------
  Total current liabilities                                16,676,000            13,297,000
LONG TERM DEBT                                                      -             2,984,000
                                                        -------------         -------------
  Total liabilities                                        16,676,000            16,281,000
STOCKHOLDERS' INVESTMENT:
Common stock, $.12 par value,
  4,300,000 shares authorized, 1,896,668 shares
  issued and outstanding                                      227,000               227,000
Additional paid-in capital                                  7,023,000             7,023,000
Treasury stock                                                (26,000)              (26,000)
Retained earnings                                             427,000               778,000
                                                        -------------         -------------
  Total stockholders' investment                            7,651,000             8,002,000
                                                        -------------         -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' INVESTMENT                                $  24,327,000         $  24,283,000
                                                        =============         =============


         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                                                   REXWORKS INC.



                        REXWORKS INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND RETAINED EARNINGS (UNAUDITED)




                                                     THREE MONTHS ENDED             NINE  MONTHS ENDED
                                                        SEPTEMBER 30                  SEPTEMBER  30
                                                 ----------------------------   -------------------------
                                                     1997           1996           1997           1996
                                                 ------------   -------------   -----------   -----------
NET SALES                                        $ 10,735,000    $10,395,000    $34,349,000   $ 38,176,000
COST OF SALES                                       8,652,000      8,439,000     27,906,000     30,356,000
                                                 ------------    -----------    -----------   ------------
  Gross profit                                      2,083,000      1,956,000      6,443,000      7,820,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE                            2,021,000      2,100,000      6,435,000      7,034,000
                                                 ------------    -----------    -----------   ------------
  Income from operations                               62,000       (144,000)         8,000        786,000

OTHER (EXPENSE) INCOME:
  Interest expense                                   (173,000)      (211,000)      (519,000)      (669,000)
  Other                                               (10,000)        22,000        (56,000)        63,000
                                                 ------------    -----------    -----------   ------------
(Loss) income before income taxes and
  extraordinary item                                 (121,000)      (333,000)      (567,000)       180,000

(BENEFIT) PROVISION FOR   INCOME
  TAXES                                               (44,000)      (125,000)      (216,000)        68,000
                                                 ------------    -----------    -----------   ------------
Net (loss) income before extraordinary item           (77,000)      (208,000)      (351,000)       112,000

EXTRAORDINARY ITEM
  Gain on early retirement of debt, net of
   income taxes of $129,000                                          214,000                       214,000
                                                 ------------    -----------    -----------   ------------
NET (LOSS) INCOME                                     (77,000)         6,000       (351,000)       326,000

Retained Earnings,
  Beginning of period                                 504,000      1,069,000        778,000        749,000
                                                 ------------    -----------    -----------   ------------
RETAINED EARNINGS, END OF PERIOD                 $    427,000    $ 1,075,000    $   427,000   $  1,075,000
                                                 ============    ===========    ===========   ============
PER SHARE AMOUNTS:
  Net (loss) income before extraordinary item           (0.04)         (0.11)         (0.18)          0.06
  Extraordinary item                                        -           0.11              -           0.11
  Net (loss) income                                     (0.04)          0.00          (0.18)          0.17

Weighted average number of common
  shares outstanding                                1,927,000      1,918,000      1,917,000      1,913,000
                                                 ============    ===========    ===========   ============



         The accompanying notes to consolidated financial statements are an integral part of these statements of operations.

                                                                   REXWORKS INC.




                        REXWORKS INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER  30, 1997 AND 1996


                                                                1997                  1996
                                                           -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                          $  (351,000)          $    326,000
Adjustments to reconcile net income to net cash
provided by (used for) operating
activities:
  Depreciation and amortization                                960,000                996,000
  Gain on early retirement of debt                                                   (214,000)
  Provision for deferred income taxes                           45,000                122,000
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable              (1,793,000)             2,896,000
    Decrease in inventories                                    869,000              2,855,000
    Decrease (increase) in other current assets                 14,000               (134,000)
    Net decrease in other current liabilities                 (217,000)            (3,272,000)
                                                           -----------           ------------
Net cash provided by operating activities                     (473,000)             3,575,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                           (94,000)              (402,000)
Investment in joint venture                                                           (10,000)
                                                           -----------           ------------
Net cash (used for) investing activities                       (94,000)              (412,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit
  agreement                                                    567,000             (2,064,000)
Noncompete liability principal payments                              -             (1,099,000)
                                                           -----------           ------------
Net cash provided by financing activities                      567,000             (3,163,000)
                                                           -----------           ------------
Net increase in cash                                                 -                      -

CASH AT BEGINNING OF YEAR                                        5,000                  5,000
                                                           -----------           ------------
CASH AT END OF QUARTER                                     $     5,000           $      5,000
                                                           ===========           ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                              $   518,000           $   833,000
Income taxes (refunded) paid                                   (42,000)               77,000




         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                   REXWORKS INC.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997 AND 1996

(1) In the opinion of management, all adjustments (consisting of only normal recurring adjustments) which were necessary to a fair statement of the results of the interim periods have been included in the preceding financial statements. However, the results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year. Certain items, including income taxes, LIFO charges and various other accruals are included in these statements based on current estimates for the entire year.

(2)  Inventories

     Substantially all inventories are stated at cost which does not exceed market, determined on the last-in, first-out (LIFO) basis. Inventory amounts as of September 30, 1997 and December 31, 1996 are as follows:



                                       September 30    December 31
                                           1997           1996
                                      ------------     -----------
At lower of cost (FIFO) or market:
  Raw materials                       $    110,000     $   146,000
  Work -in-process and components        6,017,000       6,550,000
  Finished goods                         4,525,000       4,825,000
                                      ------------     -----------
                                        10,652,000      11,521,000
Excess of FIFO over LIFO cost           (2,689,000)     (2,689,000)
                                      ------------     -----------
Total inventories at LIFO             $  7,963,000     $ 8,832,000
                                      ============     ===========

(3) Debt

    Debt as of September 30, 1997 and December 31, 1996 is as follows:


                                       September 30          December 31
                                           1997                 1996
                                        ------------         ------------
Borrowings under line-of-credit
agreement                               $  7,639,000         $  7,072,000

Less:  Current portion                    (7,639,000)          (4,088,000)
                                        ------------         ------------
Long term portion of debt               $          -         $  2,984,000
                                        ============         ============

                                                                   REXWORKS INC.


(4)   Legal Proceedings

      Product liability claims against the Company arise from time to time in the ordinary course of business. The Company is currently party to a number of legal proceedings involving product liability claims in a number of states, some of which involve significant claims. These proceedings are now pending before courts in various stages, or are in discovery stages. In most instances, pending claims allege the Company produced faulty product which led to injury. The Company generally denies liability and intends to vigorously defend these proceedings.

      The Company does not purchase product liability insurances because, in the opinion of management, the premiums the Company would have to pay for such insurance are not justified by the Company's historical and expected future loss experience. Accordingly, all costs associated with product liability claims must be paid by the Company and are not covered by insurance.

      As of November 6, 1997 there were nine open product liability cases against the Company. One of these cases went to trial during 1997. The Company lost this case and is currently planning an appeal. No other cases are scheduled for trial during the remainder of 1997.

      Management believes the Company has liability defenses for each of the cases that may come to trial during the remainder of 1997 or in future years, but does recognize there is an inherent uncertainty as to the eventual resolution of unsettled claims. In the opinion of management, any losses with respect to existing claims in excess of established reserves will not have a material impact on the Company's operating income or financial condition..

(5)   Earnings per Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128, "Earnings per Share," which is effective for periods ending after December 31, 1997. This Statement revised the calculation of earnings per share. The Company will adopt this statement in its 1998 financial statements.

(6)   Reporting Comprehensive Income

      The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards Number 130, "Reporting Comprehensive Income," which is effective for periods beginning after December 15, 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company will adopt this statement in its 1998 financial statements.

(7)   Disclosures About Segments of an Enterprise and Related Information

      The Financial Accounting Standards Board also recently issued Statement of Financial Accounting Standards Number 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for periods beginning after

                                                                   REXWORKS INC.

      December 15, 1997. This Statement revised the rules for reporting information about segments of an enterprise in financial statements. The Company will adopt this statement in its 1998 financial statements.

                                                                   REXWORKS INC.






Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following comments are provided to assist in the understanding of the Company's operations as set forth in the consolidated financial statements.




                       ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capitalization

Working capital and current ratio are financial measurements that provide an indication of the Company's ability to meet its short-term obligations. This data at September 30, 1997 and December 31, 1996 is as follows:


                                    September 30        December 31
                                        1997               1996
                                    ------------        ------------
         Current Assets              $19,438,000        $18,528,000

         Current Liabilities          16,676,000         13,297,000

         Working Capital               2,762,000          5,231,000

         Current Ratio                       1.2                1.4

Receivables increased by $1,793,000 to $11,024,000 at September 30, 1997 from December 31, 1996. The increase was caused by higher levels of Trashmaster and service parts receivables, offset partially by lower levels of mixer receivables. Inventories declined by $869,000 to $7,963,000 at September 30, 1997 compared to December 31, 1996. The decline largely reflects lower levels of finished Trashmaster machines.


Based on the proposed sale of the Company, the Company has chosen not to negotiate an extension of its $10,000,000 line of credit with Bank One Wisconsin, N.A. which is scheduled to expire on April 30, 1998. As a result, all bank borrowings are now classified as current, and the current portion of bank debt has increased to $7,639,000 at September 30, 1997 from $4,088,000 at
December 31, 1996.    The Company had $2,361,000 available under its credit
facility at September 30, 1997.

In the event that the proposed sale of the Company is not consummated, management believes that it will be able to extend the existing $10,000,000 line of credit facility without

                                                                   REXWORKS INC.

significant change in the terms and conditions of the agreement, and without any significant change in the interest rate charged.

Management believes cash flows from operating activities for the balance of 1997 and 1998 will be positive, after adjusting cash flow from net income
(loss) for depreciation and amortization. Management also believes that the Company's working capital needs over the next twelve months will not vary
materially from current levels.    The Company has no current material
commitments for capital expenditures and has no plans for material expenditures for the balance of 1997 and 1998. Therefore, in management's opinion, the existing credit facility and anticipated future cash generated from operations will be adequate to meet the Company's short- and long-term needs for capital additions, as well as for any short-term fluctuations in the Company's level of working capital.


                             RESULTS OF OPERATIONS

          The Third Quarter, 1997 Compared To The Third Quarter, 1996


Net sales for the third quarter of 1997 increased by $340,000 (3.3%) to $10,735,000 from the $10,395,000 reported in the third quarter of 1996. Sales of concrete mixers fell by 23.7% ($764,000) as the Company continues to experience lower than expected sales demand for these products. Sales of landfill compaction equipment increased by 20.2% ($663,000) as sales to private landfill operators rebounded after declining in 1996. Sales of grinding equipment increased 7.5% ($162,000), reflecting stronger export sales in 1997 compared to 1996. Sales of service parts increased by 25.0% ($371,000) due to the Company's efforts to increase mixer parts sales and generate additional export parts sales.

Gross profit increased by $127,000 (6.5%) to $2,083,000 from the $1,956,000 reported in the third quarter of 1996. Gross profit as a percentage of sales improved to 19.4% in the third quarter of 1997 compared to 18.8% in the third quarter of 1996. Margins improved as a percentage of sales because of an improved mix of sales, as the Company increased sales of higher margin landfill compactors, grinders, and service parts, and experienced reduced sales volume in its lower margin cement mixer line.

Selling, general and administrative expenses declined by $79,000 (3.8%) to $2,021,000 for the third quarter of 1997 compared to $2,100,000 during the same period one year ago. The Company made significant spending reductions for salaries and employee benefits, reflecting efforts to balance the Company's work force with the current level of sales. These spending reductions were partially offset by increased provisions for legal costs associated with product liability litigation.

Interest expense declined by $38,000 (18.0%) to $173,000 during the third quarter of 1997 compared to $211,000 during the same period one year ago. The reduction was due to lower levels of average indebtedness during the third quarter of 1997 compared to the same period in 1996.

During the third quarter of 1996 the Company recorded an extraordinary gain on the early retirement of debt of $214,000 (net of income taxes of $129,000). This gain arose after the Company reached an agreement with the former owners of its material reduction grinder

                                                                   REXWORKS INC.

product line to accept a payment of $860,000 in full satisfaction of the Company's obligation to make future payments under the terms of a non-competition agreement. Those obligations had been recorded on the Company's books at $1,203,000, resulting in a pre-tax gain of $343,000 and an net-of-tax gain of $214,000. There was no comparable item in 1997.

The provision for income tax expense was recorded at effective rates of 36% and 37% in 1997 and 1996, respectively. Changes in tax expense are largely the result of changes in the level of pre-tax income.

The Nine Months Ended September 30, 1997 Compared to the Nine Months Ended
                              September 30, 1996


Net sales in the first nine months of 1997 declined by $3,827,000 (10.0%), from $38,176,000 to $34,349,000. The sales decline affected all of the Company's product lines, and was most significant in cement mixers ($2,401,000 or 20.1%) and grinders ($897,000 or 9.5%). The declines were smaller in the Company's landfill compaction, service parts, and contract machining lines, where sales fell by $117,000 (1.1%), $112,000 (2.1%) and $299,000 (37.1%). The Company
continues to experience soft market demand for its concrete mixers, and domestic sales demand for grinder products has been lower than the Company's expectations and the prior year's results

Gross profit declined by $1,377,000 (17.6%), to $6,443,000 in the first nine months of 1997 compared to $7,820,000 in the same period one year ago. Gross profit as a percentage of sales fell to 18.8% in 1997 from 20.5% in 1996. Roughly one half of the total decline in margin dollars was due to lower sales volume, while the balance of the decline reflects lower margin percentages in the Company's cement mixer and service parts business. These lower margins reflect a change in sales mix toward products with lower margins.

Selling, general, and administrative expenses declined by $599,000 (8.5%) to $6,435,000 in the first nine months of 1997 from $7,034,000 in the same period last year. Of the total spending reduction, about $545,000 resulted from lower spending on salaries and employee benefits, and reflects the impact of lower levels of average employment in 1997 compared to 1996.

Interest expense declined by $150,000 (22.4%) to $519,000 in the first nine months of 1997 compared to $669,000 in the same period one year ago. The reduction reflects lower average borrowing levels in 1997 compared to 1996.

Other income and expense changed to $56,000 of expense in 1997 from $63,000 of income in 1996. The 1997 amounts include $97,000 of expense associated with dealer interest subsidy programs; there were no comparable expenses in the same period in 1996.

During the third quarter of 1996 the Company recorded an extraordinary gain on the early retirement of debt of $214,000 (net of income taxes of $129,000). This gain arose after the Company reached an agreement with the former owners of its material reduction grinder product line to accept a payment of $860,000 in full satisfaction of the Company's obligation to make future payments under the terms of a non-competition agreement. Those obligations had been recorded on the Company's books at $1,203,000, resulting in a pre-tax

                                                                   REXWORKS INC.

gain of $343,000 and an net-of-tax gain of $214,000.  There was no comparable item in 1997.

The provision for income tax expense was recorded at effective rates of approximately 38% in both 1997 and 1996. Changes in tax expense are largely the result of changes in the level of pre-tax income.

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

                                                                   REXWORKS INC.




                           PART II OTHER INFORMATION

Item 5.  Other

The Company has entered into a definitive agreement providing for the sale of certain assets of the Company's compactor and material reduction grinder business segments to CMI Corporation (NYSE - CMX). The Company has also entered into a separate definitive agreement whereby, subsequent to the sale of certain assets to CMI Corporation, a wholly owned subsidiary of Giuffre Bros. Cranes, Inc. would be merged into the Company. The net proceeds of these transactions, which the Company currently estimates to be approximately $5.00 to $5.25 per share after transaction-related expenses, would be distributed to shareholders. Both transactions are expected to close in mid-December and are subject to a number of conditions, including stockholder and regulatory approval. There can be no assurances that these conditions will be satisfied or that either of the transactions will be consummated on the terms currently contemplated.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

                Exhibit
                Number   Description
                -------  ---------------------------------------

                2.1      Asset Purchase Agreement dated as of
                         October 1, 1997 between the Company
                         and CMI Corporation.
                2.2      Agreement and Plan of Merger dated as of
                         August 15, 1997 among the Company, GiuffRe
                         Bros. Cranes, Inc. and 13th Street
                         Acquisition Crop.
                3.1      Restated Certificate of Incorporation.1
                3.2      By-laws of Company, as amended.1
                27       Financial Data Schedule

                -----------------------
                1 Incorporated herein by reference to the Company's Registration
                  Statement on Form S-18, Registration Number 33-12488 effective April 21, 1987.


     (b)  Reports on Form 8-K

     NONE


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             REXWORKS INC.


November 3, 1997                         /s/ Thomas D. Lauerman
--------------------                    ------------------------------

                                                                   REXWORKS INC.

       Date                                Thomas D. Lauerman
                                             Vice President
                                       and Chief Financial Officer



  November 3, 1997                      /s/ Laurance R. Newman
-----------------------             ------------------------------
       Date                                Laurance R. Newman
                                          President and Chief
                                           Executive Officer