Form 10-K405/A
period 1996-12-31
REXWORKS INC
filed 1997-11-28
CIK 811432

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A

(Mark One)

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___.


                       Commission file number 0-15836


                                Rexworks Inc.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          Delaware                                           39-1406918
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


   445 West Oklahoma Avenue, Milwaukee,  Wisconsin                      53207
------------------------------------------------------------------------------
  (Address of principal executive offices)                            (Zip Code)

        Issuer's telephone number, including area code: 414-747-7200
                                                       --------------

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

                        Common Stock, Par Value $.12
                        ----------------------------
                              (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes X   No
             ---     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value on February 28, 1997 of the voting stock held by non-affiliates of the registrant was approximately $4,268,000. On February 28, 1997, there were 1,896,668 shares of the registrant's common stock outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE


                                                 Part and Item Number of
           Document                       Form 10-K into which incorporated
           --------                       ---------------------------------

   Rexworks Notice of Annual                        Part III, Item 10
   Meeting Of Stockholders and                      Part III, Item 11
   Proxy Statement for the 1997                     Part III, Item 12
   Annual Meeting of Stockholders

                                           2

      Item 3 of Part I of the Annual Report on Form 10-K of Rexworks Inc. for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997, is hereby amended in its entirety as follows to reflect the information required by such item.

                                   PART I

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

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REXWORKS INC.

                                    By /s/ Laurance R. Newman
                                      ------------------------------

                                            Laurance R. Newman
                                    President and Chief Executive Officer

                                    Date: November 26, l997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Laurance R. Newman
------------------------       President and Chief             November 26, 1997
Laurance R. Newman             Executive Officer (Principal
                               Executive Officer)

/s/ Thomas D. Lauerman
------------------------       Vice President -                November 26, 1997
Thomas D. Lauerman             Administration, Secretary,
                               Treasurer and Chief Financial
                               Officer (Principal Financial
                               Officer)

/s/ Frederick L. Brengel
------------------------       Director                        November 26, 1997
Frederick L. Brengel

/s/ Bruce Beda
------------------------       Director                        November 26, l997
Bruce A. Beda

/s/ Richard Van Deuren
------------------------       Director                        November 26, l997
Richard A. Van Deuren